Form 10QSB
period 2001-06-30
AMERA LINK INC
filed 2001-08-09
CIK 1133266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2001 was 7,000,000.

                                 AMERALINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)






                        TABLE OF CONTENTS


Part I  Financial Information                                               Page

Item 1. Financial Statements:

     Condensed Balance Sheets
     June 30, 2001 (unaudited) and December 31, 2000                           3

     Condensed Statements of Operations for the three and six months ended
     June 30, 2001(unaudited) and 2000, and cummulative
     from inception on December 31, 1998 through June 30, 2001(unaudited)      4

     Condensed Statements of Cash Flows for the six months ended
     June 30, 2001(unaudited) and 2000, and cummulative
     from inception on December 31, 1998 through June 30, 2001 (unaudited)     5

     Statement of Changes in Stockholders' equity for the period from
     inception, December 31, 1998 to June 30, 2001 (unaudited)                 6

     Notes to Financial Statements (unaudited)                                 7

Part II - Other Information

  Item 1. Legal Proceedings                                                    7

  Item 2. Changes in Securities                                                7

  Item 6. Exhibits and Reports on Form                                         7

                                 AMERALINK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                  June 30, December 31,
                                                      2001         2000
                                                (unaudited)
                                     ASSETS

 ASSETS                                        $         -  $         -
                                               ===========  ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

       Accounts payable, officers/shareholders $     3,255  $       470
       Accounts payable, trade                           -          750
                                               -----------  -----------
       Total Current Liabilities                     3,255        1,220
                                               -----------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
  shares authorized, 7,000,000 issued and
  outstanding                                        7,000        7,000
     (Deficit) accumulated during
     the development stage                         (10,255)      (8,220)
                                               -----------  -----------

Total Stockholders' Equity (Deficit)                (3,255)      (1,220)
                                               -----------  -----------
                                               $         -  $         -
                                               ===========  ===========

   The accompanying notes are an integral part of these financial statements

                                 AMERALINK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                         Cummulative
                                                                                                            from
                                                                                                         December 31,
                                                                                                            1998
                                                            Three Months Ended      Six Months Ended     (Inception)
                                                                  June 30,               June 30,           to
                                                                 2001       2000       2001       2000  June 30, 2001
                                                           ---------- ---------- ---------- ----------   ------------
REVENUES                                                   $        - $        - $        - $        -   $          -
                                                           ---------- ---------- ---------- ----------   ------------
EXPENSES
   General and administrative                                   1,075        675      2,035      1,635         10,255
                                                           ---------- ---------- ---------- ----------   ------------
   Total expenses                                               1,075        675      2,035      1,635         10,255
                                                           ---------- ---------- ---------- ----------   ------------
NET (LOSS)                                                 $   (1,075)$     (675)$   (2,035)$   (1,635)  $    (10,255)
                                                           ========== ========== ========== ==========   ============
NET (LOSS) PER SHARE                                             *          *          *          *
                                                           ========== ========== ========== ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                 7,000,000  7,000,000  7,000,000  7,000,000
                                                           ========== ========== ========== ==========
*  less than $.01 per share



                                 AMERALINK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Cummulative
                                                                                     from
                                                                                  December 31,
                                                                                      1998
                                                              Six Months Ended     (Inception)
                                                                  June 30,             to
                                                               2001       2000   June 30, 2001
                                                          ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net ( loss)                                           $   (2,035)$   (1,635)   $  (10,255)
     Adjustments to reconcile net loss to                  ---------- ----------    ----------
     net cash used by operating activities:
          Common stock issued for services                                               7,000
     Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable                 2,035      1,635         3,255
                                                           ---------- ----------    ----------
        Net Cash (Used) by Operating Activities                     -          -             -
                                                           ---------- ----------    ----------
NET (DECREASE) IN CASH                                              -          -             -

CASH AT BEGINNING OF PERIOD,                                        -          -             -
                                                           ---------- ----------    ----------
CASH AT END OF PERIOD                                      $        - $        -    $        -
                                                           ========== ==========    ==========

   The accompanying notes are an integral part of these financial statements

                                 AMERALINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 (Deficit)
                                                                                Accumulated
                                                                                 During the
                                                               Common Stock      Development
                                                          Shares          Amount    Stage        Total
                                                          ---------------------- ---------- ----------
Balances, at inception                                              - $        - $        - $        -
   Issuance of stock
    at $.001 per share                                      7,000,000      7,000                 7,000
  Net (loss)                                                                         (3,735)    (3,735)
                                                           ---------- ---------- ---------- ----------
Balances, December 31, 1999                                 7,000,000      7,000     (3,735)     3,265
 Net (loss)                                                                          (4,485)    (4,485)
                                                           ---------- ---------- ---------- ----------
Balances, December 31, 2000                                 7,000,000      7,000     (8,220)    (1,220)
  Net (loss)                                                                           (960)      (960)
                                                           ---------- ---------- ---------- ----------
Balances, March 31, 2001        (unaudited)                 7,000,000      7,000     (9,180)    (2,180)
  Net (loss)                                                                         (1,075)    (1,075)
                                                           ---------- ---------- ---------- ----------
Balances, June 30, 2001 (unaudited)                         7,000,000 $    7,000 $  (10,255)$   (3,255)
                                                           ========== ========== ========== ==========

    The accompanying notes are an integral part of these financial statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2001 and the results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000 have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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


AMERALINK, INC.
(Registrant)

Date:  August 09,  2001

By:/s/Kevin Ericksteen
----------------------
Kevin Ericksteen
President and Director