Form 10QSB
period 2002-03-31
AMERA LINK INC
filed 2003-11-14
CIK 1133266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2002 was 7,000,000.

                                 AMERALINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


Part I Financial Information                                                Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        March 31, 2002 (unaudited) and December 31, 2001 ..................... 3

        Unaudited Condensed Statements of Operations for the
        three months ended , 2002 and 2001, and cummulative
        from inception on December 31, 1998 through March 31, 2002............ 4

        Unaudited Condensed Statements of Cash Flows for the
        three months ended March 31, 2002 and 2001, and cummulative from inception on December 31, 1998 through March 31, 2002 ............5

        Statement of Changes in Stockholders' equity for the period from
        December 31, 1998 to March 31, 2002 (unaudited) ...................... 6

        Notes to Financial Statements (unaudited) ............................ 7

Item 2. Plan of operation .................................................... 7


Part II Other Information

Item 1. Legal Proceedings .................................................... 7

Item 2. Changes in Securities .................................................7

Item 6. Exhibits and Reports on Form 8-K ..................................... 7

Signatures ................................................................... 8

                                 AMERALINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS




                                                  March, 31    December 31,
                                                     2002          2001
                                               -------------- --------------
                                                 (unaudited)
                                     ASSETS
                                     ------

 ASSETS                                         $           -   $          -
                                               ============== ==============




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

      Shareholder advances                      $       7,115  $       5,405
                                               -------------- --------------

      Total Current Liabilities                         7,115          5,405
                                               -------------- --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
  shares authorized, 7,000,000 issued and
  outstanding                                           7,000          7,000
     (Deficit) accumulated during the
      development stage                               (14,115)       (12,405)
                                               -------------- --------------


Total Stockholders' Equity (Deficit)                   (7,115)        (5,405)
                                               -------------- --------------
                                                $           -  $           -
                                               ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 AMERALINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                              Cumulative
                                                                                 from
                                                                              December 31,
                                                     Three Months Ended          1998
                                                         March 31,            (Inception)
                                               -----------------------------      to
                                                      2002         2001      March 31, 2002
                                               ----------------------------- --------------
REVENUES                                         $          -  $           -  $           -
                                               -------------- -------------- --------------
EXPENSES
  General and administrative                            1,710            960         14,115
                                               -------------- -------------- --------------

  Total expenses                                        1,710            960         14,115
                                               -------------- -------------- --------------

NET (LOSS)                                       $     (1,710) $        (960) $     (14,115)
                                               ============== ============== ==============
NET (LOSS) PER SHARE                                     *              *
                                               ============== ==============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       7,000,000        7,000,000
                                               ============== ==============

*  less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 AMERALINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Cummulative
                                                                                   from
                                                                                December 31,
                                                     Three Months Ended            1998
                                                           March 31,            (Inception)
                                                 --------------------------         to
                                                       2002         2001       March 31, 2002
                                                  ------------ ------------ ------------------
OPERATING ACTIVITIES
   Net ( loss)                                     $    (1,710) $      (960) $         (14,115)
                                                  ------------ ------------ ------------------

Net Cash (Used) by Operating Activities                 (1,710)        (960)           (14,115)
                                                  ------------ ------------ ------------------
FINANCING ACTIVITIES
   Shareholder advances                                  1,710          960              7,115
   Proceeds from sale of common stock                                                    7,000
                                                  ------------ ------------ ------------------

Net Cash Provided by Financing Activities                1,710          960             14,115
                                                  ------------ ------------ ------------------
NET (DECREASE) IN CASH                                       -            -                  -

CASH AT BEGINNING OF PERIOD,                                 -            -                  -
                                                  ------------ ------------ ------------------
CASH AT END OF PERIOD                              $         -  $         -  $               -
                                                 ============= ============ ==================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 AMERALINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       (Deficit)
                                                                      Accumulated
                                                    Common Stock       During the
                                            ------------------------- Development
                                               Shares        Amount       Stage        Total
                                            ------------ ------------ ------------ ------------
audited
Balances, at inception                                 -  $         -  $         -  $         -
  Issuance of stock
    at $.001 per share                         7,000,000        7,000                     7,000
  Net (loss)                                                                (3,735)      (3,735)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 1999                    7,000,000        7,000       (3,735)       3,265
 Net (loss)                                                                 (4,485)      (4,485)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2000                    7,000,000        7,000       (8,220)      (1,220)
                                            ------------ ------------ ------------ ------------

Balances, December 31, 2001                    7,000,000        7,000      (12,405)      (5,405)
(unaudited)
  Net (loss) for the quarter                                                (1,710)      (1,710)
                                            ------------ ------------ ------------ ------------
Balances,March 31, 2002                        7,000,000  $     7,000  $   (14,115) $    (7,115)
                                            ============ ============ ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001 have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These condensed financial statements should be read in conjunction with the financial Statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2001.


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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     31.1 Certificate of CEO as Required by Rule 13a-14(a)/15d-14

     31.2 Certificate of CFO as Required by Rule 13a-14(a)/15d-14

     32.1 Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     32.1 Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     (b) Reports on Form 8-K
         None

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

Date: October 22, 2003
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AMERALINK, INC. (the "Company") on Form 10-QSB for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: October 22, 2003                                Kevin Ericksteen
                                                      Chief Financial Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AMERALINK, INC. (the "Company") on Form 10-QSB for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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