Form 10QSB
period 2004-03-31
AMERA LINK INC
filed 2004-05-17
CIK 1133266

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                        Commission file number: 000-32311

                                AMERALINK INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



           NEVADA                                             86-1010347
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


   1940 Zinfandel Drive, Suite C, Rancho Cordova, CA                 95670
--------------------------------------------------------------------------------
       (Address of principal executive offices)                   (Zip code)


       Registrant's telephone number, including area code: (916) 768-2160


               8776 East Shea, Suite B3A323, Scottsdale, AZ 85260
          ------------------------------------------------------------
          (Former name or former address, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX  No
   ----    ----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2004 was 7,000,000.

                                 AMERALINK INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


Part I Financial Information Page

Item 1. Financial Statements:

         Condensed  Balance  Sheets  March  31, 2004 (unaudited)  and
         December 31, 2003 ....................................................3

         Unaudited  Condensed  Statements of Operations for the three months ended March 31, 2004 and 2003, and  cummulative  from inception on December 31, 1998 through March 31, 2004 ................4

         Unaudited  Condensed  Statements of Cash Flows for the three months ended March 31, 2004 and 2003, and  cummulative  from inception on December 31, 1998 through March 31, 2004 ................5

         Statement  of  Stockholders'  equity  for  the  period  from
         December 31, 1998 to March 31, 2004 (unaudited) ......................6

         Notes to Financial Statements (unaudited) ............................7

Item 2. Plan of operation .................................................... 7


Part II Other Information

Item 1. Legal Proceedings .....................................................7

Item 2. Changes in Securities .................................................7

Item 6. Exhibits and Reports on Form 8-K ......................................7

Signatures ....................................................................8

Part I Financial Information

Item 1. Financial Statements


                                 AMERALINK INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS



                                                      March, 31     December 31,
                                                         2004           2003
                                                     ------------   ------------
                                                     (unaudited)
                                     ASSETS
                             ----------------------

 ASSETS                                               $         -    $        -
                                                     ============   ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

CURRENT LIABILITIES

       Accounts payable, Officers                     $    16,525    $   14,098
                                                     ------------   ------------
       Total Current Liabilities                           16,525        14,098
                                                     ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
  shares authorized, 7,000,000 issued and
  outstanding                                               7,000         7,000
   (Deficit) accumulated during the
      development stage                                   (23,525)      (21,098)
                                                     ------------   ------------


Total Stockholders' Equity (Deficit)                      (16,525)      (14,098)
                                                     ------------   ------------
                                                      $         -    $        -
                                                     ============   ============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 AMERALINK INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Cummulative
                                                                               from
                                                                            December 31,
                                                   Three Months Ended          1998
                                                       March 31,            (Inception)
                                               -----------  ------------        to
                                                  2004         2003        March 31, 2004
                                               -----------  ------------  ---------------

REVENUES                                         $       -    $        -    $           -
                                               -----------  ------------  ---------------
EXPENSES
   General and administrative                        2,427         1,160           23,525
                                               ------------ ------------
   Total expenses                                    2,427         1,160           23,525
                                               -----------  ------------
NET (LOSS)                                       $  (2,427)   $   (1,160)   $     (23,525)
                                               ===========  ============  ===============
NET (LOSS) PER SHARE                                 *             *
                                               ===========  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      7,000,000     7,000,000
                                               ===========  ============
*  less than $.01 per share




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 AMERALINK INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Cummulative
                                                                              from
                                                                          December 31,
                                                  Three Months Ended          1998
                                                       March 31,          (Inception)
                                               -----------  ------------       to
                                                   2004       2003        March 31, 2004
                                               -----------  ------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

OPERATING ACTIVITIES

         Net (loss) from operations             $  (2,427)   $   (1,160)    $    (23,525)
                                               -----------  ------------  ---------------
NET CASH (USED BY) OPERATING ACTIVITIES            (2,427)       (1,160)         (23,525)
                                               -----------  ------------  ---------------
FINANCING ACTIVITIES

         Shareholder advances                       2,427         1,160           16,525

         Proceeds from sale of common stock                                        7,000
                                               ------------ ------------  ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES           2,427         1,160           23,525
                                               -----------  ------------  ---------------

NET INCREASE IN CASH                                   -             -                 -


CASH, BEGINNING OF PERIOD                                                              -
                                               -----------  ------------  ---------------
CASH, END OF PERIOD                             $      -     $        -     $          -
                                               ===========  ============  ===============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 AMERALINK INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      (Deficit)
                                                                      Accumulated
                                                   Common Stock       During the
                                             ------------------------ Development
                                               Shares       Amount      Stage         Total
                                            ------------ ------------ ------------ ------------

Balances, at inception                       $         -  $         -  $       -    $         -

 Issuance of stock, January 12,1999
    at $.001 per share                         7,000,000        7,000                    7,000
 Net (loss) for the year                                                    (3,735)     (3,735)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 1999                    7,000,000        7,000       (3,735)      3,265
 Net (loss) for the year                                                    (4,485)     (4,485)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2000                    7,000,000        7,000       (8,220)     (1,220)
 Net (loss) for the year                                                    (4,185)     (4,185)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2001                    7,000,000        7,000      (12,405)     (5,405)
 Net (loss) for the year                                                    (4,335)     (4,335)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2002                    7,000,000        7,000      (16,740)     (9,740)
 Net (loss) for the year                                                    (4,358)     (4,358)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2003                    7,000,000        7,000      (21,098)    (14,098)
(unaudited)
 Net (loss) for the quarter                                                 (2,427)     (2,427)
                                            ------------ ------------ ------------ ------------
Balances, March 31, 2004 (unaudited            7,000,000  $     7,000  $   (23,525) $  (16,525)
                                            ============ ============ ============ ============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003 have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.


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

March 31, Robert Freiheit and Thomas Manz purchased 99.6% of the common stock of Ameralink from the former officers and directors and replaced them as the officers and directors of the company. Mr Freiheit now serves as President and Mr. Manz as the secretary/treasurer.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     31.1 Certificate of CEO as Required by Rule 13a-14(a)/15d-14

     31.2 Certificate of CFO as Required by Rule 13a-14(a)/15d-14

     32.1 Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     32.1 Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     (b) Reports on Form 8-K
         March 31, the company filed an 8-K relecting a change of control

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


 AMERALINK INC.
(Registrant)

Date: May 14, 2004

By:/s/ Robert Freiheit
----------------------------
       Robert Freiheit
       President and Director

                                  EXHIBIT 31.1
                                  CERTIFICATION

I, Robert Freiheit, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AMERALINK INC.;

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

Date: May 14, 2004
/s/ Robert Freiheit
------------------------
By: Robert Freiheit
    Chief Executive Officer &
    Chief Financial Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AMERALINK INC.(the "Company") on Form 10-QSB for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Freiheit, Chief Executive Officer and Cheif Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Robert Freiheit
                                                  ---------------------------
Date: May 11, 2004                                    Robert Freiheit
                                                      Chief Executive Officer &
                                                      Chief Financial Officer