Form 10QSB
period 2004-06-30
AMERA LINK INC
filed 2004-08-19
CIK 1133266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2004

OR

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from

 to

Commission File Number

000-32311

Ameralink, Inc.

(Exact name of small business issuer as specified in charter)

Nevada

86-1010347

(State or other jurisdiction

(I.R.S. Employer Identification No.)

of incorporation)

1940 Zinfandel Drive, Suite C, Rancho Cordova, CA  95670

(Address of principal executive offices)

(916) 768-2160

(Issuer's Telephone number, including area code)

(Former name, former address, and former fiscal

year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

X

No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 18, 2004, the Issuer had 7,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes

No

X

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Ameralink, Inc. has included its unaudited condensed balance sheets as of June 30, 2004 and December 31, 2003 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations for the three and six months ended June 30, 2004 and 2003, and for the period from December 31, 1998 (date of inception) through June 30, 2004, and unaudited condensed statements of cash flows for the six months ended June 30, 2004 and 2003, and for the period from December 31, 1998 (date of inception) through June 30, 2004, together with unaudited condensed notes thereto.  In the opinion of management of Ameralink, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Ameralink, Inc. for the interim periods presented.  The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Ameralink, Inc. and the notes thereto for the year ended December 31, 2003 included in our annual report on Form 10-KSB.

HANSEN, BARNETT & MAXWELL

A Professional Corporation

Registered with the Public Company

CERTIFIED PUBLIC ACCOUNTANTS

      Accounting Oversight Board

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders

Ameralink, Inc.

We have reviewed the accompanying condensed balance sheet of Ameralink, Inc. as of June 30, 2004, the related condensed statement of operations for the three months ended June 30, 2004, and the condensed statements of operations and cash flows for the six months ended June 30, 2004 and for the period from December 31, 1998 (date of inception) through June 30, 2004. These interim financial statements are the responsibility of the Company's management. We did not review the statements of operations and cash flows for the period from December 31, 1998 (date of inception) through December 31, 2003, which statements reflected a net loss of $21,098. Those statements were audited by other auditors whose report has been furnished to us, and our review, insofar as it relates to the period from December 31, 1998 through December 31, 2003, is based solely on the report of the other auditors.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying June 30, 2004 interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As indicated in Note A – Business Condition, certain conditions indicate that the Company maybe be unable to continue as a going concern.  The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The condensed balance sheet as of December 31, 2003, the condensed statements of operations for the three and six months ended June 30, 2003 and the condensed statements of cash flows for the six months ended June 30, 2003, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

HANSEN, BARNETT & MAXWELL

August 17, 2004

Salt Lake City, Utah

AMERALINK, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)
	June 30,	December 31,
	2004	2003
ASSETS

Current Assets	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 1,584	$ -
Payable to officers/shareholders	-	14,098
Total Current Liabilities	1,584	14,098

Shareholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares
authorized; 7,000,000 shares issued and outstanding	7,000	7,000
Additional paid in capital	16,525	-
Deficit accumulated during the development stage	(25,109)	(21,098)
Total Shareholders' Deficit	(1,584)	(14,098)

Total Liabilities and Shareholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
For the period from
	For the Three Months		For the Six Months		December 31, 1998
	Ended		Ended		(date of inception)
	June 30,		June 30,		through
	2004	2003	2004	2003	June 30, 2004

General and administrative expense	$ 1,584	$ 875	$ 4,011	$ 2,035	$ 25,109

Net Loss	$ (1,584)	$ (875)	$ (4,011)	$ (2,035)	$ (25,109)

Basic Loss Per Common Share	$ -	$ -	$ -	$ -

Weighted-Average Common
Shares Outstanding	7,000,000	7,000,000	7,000,000	7,000,000

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
			For the period from
	For the Six Months		December 31, 1998
	Ended		(date of inception)
	June 30,		through
	2004	2003	June 30, 2004
Cash Flows From Operating Activities
Net loss	$ (4,011)	$ (2,035)	$ (25,109)
Adjustments to reconcile net loss to net
cash used in operating activities
Changes in assets and liabilities:
Increase in payable to officer/shareholder	2,427	2,035	16,525
Accounts payable	1,584	-	1,584
Net Cash Used In Operating Activities	-	-	(7,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Net Cash Provided By Financing Activities	-	-	7,000
Net Increase In Cash And Cash Equivalents	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$ -	$ -	$ -

Supplemental disclosure of noncash investing and financing activities:
Contribution of payable to officers/shareholders to
additional paid-in capital	$ 16,525	$ -	$ 16,525

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.

 (A Development Stage Company)

Notes to Condensed Financial Statements

(A)  Organization, Change in Control and Significant Accounting Policies

Organization, Nature of Operations and Change in Control— Ameralink, Inc. ("the Company") was incorporated in the State of Nevada on December 31, 1998, organized to engage in any lawful corporate business, including but not limited to, participating in mergers with, and the acquisitions of, other companies.  The Company is in the development stage and has not yet commenced any formal business operations other than organizational matters.  On March 31, 2004, two individuals acquired 99.6% of the stock of the Company from shareholders of the Company for $225,000.  At this time, control of the Company was transferred to a new board of directors.  The change of control does not constitute a business combination or reorganization, and consequently, the assets and liabilitieis of the the Company continue to be recorded at historical cost.  The Company continues to seek merger and/or acquisition candidates.

Condensed Interim Financial Statements– The accompanying unaudited condensed financial statements of Ameralink, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2003 and for the period from December 31, 1998 (date of inception) through December 31, 2003, included in the Company’s annual report on Form 10-KSB.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2004, its results of operations for the three months ended June 30, 2004 and 2003, and its results of operations and cash flows for the six months ended June 30, 2004 and 2003, and for the period from December 31, 1998 (date of inception), through June 30, 2004.

The results of operations for the three months and six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004.

Business Condition – The accompanying financial statements have been prepared in conformity with  accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management’s plans include raising any necessary additional funds to meet its ongoing expenses through shareholder loans or private placement of its equity securities.  There is no assurance that the Company will be successful in raising additional capital.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basic Loss Per Share – Basic Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  At June 30, 2004, there are no potentially dilutive common stock equivalents.

(B)  Payable to Officers/Shareholders

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company have been paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company.  At June 30, 2004, the amount owed to officers/shareholders is zero.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis  set forth in Ameralink, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2003.  As used herein, “we,” “our,” “us” and the like refer to Ameralink, Inc.

This report and other information made publicly available by Ameralink, Inc. from time to time may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other information relating to Ameralink, Inc. and its business that are based on the beliefs of our management and assumptions made concerning information then currently available to management.  Such statements reflect the views of our management at the time they are made and may not be accurate descriptions of the future.  The discussion of future events, including the business prospects of Ameralink, Inc., is subject to the material risks listed below and based on assumptions made by management.  These risks include our ability to identify and negotiate transactions that provide the potential for future shareholder value, our ability to attract the necessary additional capital to permit us to take advantage of opportunities with which we are presented, and our ability to generate sufficient revenue such that we can support our current cost structure and planned future operations, as well as to pay prior liabilities incurred. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of Ameralink, Inc. may vary materially from those described in the forward looking statements.  We do not intend to update these forward-looking statements, except as may occur in the regular course of our periodic reporting obligations.

Risk factors

The material risks that we believe are faced by Ameralink, Inc. as of the date of this report are set forth below.  This discussion of risks is not intended to be exhaustive.  The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect the business and prospects of Ameralink, Inc.

We have a history of operating losses, expect future loses and may never achieve or sustain profitability.  We have not yet achieved profitable operations.  Without profitable operations in the future, we expect losses to continue.  Without future profitability and/or additional funding, we will not be able to support our current and future planned operations or pay prior liabilities incurred, and we would not be able to continue business operations.

There is no current public market for Ameralink, Inc.’s shares.  The shares of common stock of Ameralink, Inc. are not currently traded in a public market and there can be no assurance that an active public market for our common stock will ever develop or be sustained.

We have not yet identified potential merger or investment opportunities. We are seeking merger or investment opportunities, but have not yet identified those candidates.  No assurance can be given that we will identify such opportunities or be able to negotiate transactions that provide the potential for future shareholder value.

We do not currently have long-term capital. We are seeking merger or investment opportunities that may require long-term equity or debt financing.  No assurance can be given that we will be able to attract the necessary additional capital to permit us to take advantage of opportunities with which we are presented

Overview

Ameralink, Inc. was incorporated in the State of Nevada on December 31, 1998, organized to engage in any lawful corporate business, including but not limited to, participating in mergers with, and the acquisitions of, other companies.  We are in the development stage and have not yet commenced any formal business operations.  All activities since December 31, 1998 relate to our formation and the seeking of investment or merger opportunities.  On March 31, 2004, control of Ameralink, Inc. was transferred to a new board of directors.

Operations

Ameralink, Inc. has been in the development stage since December 31, 1998 and we have not had significant operations since incorporation.  At June 30, 2004, we have no current assets and have current liabilities of $1,584.

Plan of Operation

With the change of control of Ameralink, Inc. we have increased our efforts to find a suitable business to place into Ameralink, Inc.  We will be relying on our new officers and controlling shareholders, Robert Freiheit and Tom Manz, to actively seek and review potential business opportunities as well as to provide loans in small amounts to cover costs. Mr. Freiheit is a successful and experienced businessman and Liberty Associates, a company controlled by Mr Freiheit has a number of consultants who will be available to assist in the search for an appropriate business opportunity.  Furthermore, Mr. Manz has extensive banking and related business contacts by reason of his years as a banker in the Sacramento California area.  Hopefully the combination will lead to the location and acquisition of a suitable business. The acquisition of a suitable business opportunity may require the raising of additional capital.  In that event we plan to rely on Messrs. Freiheit, Manz and their associates. However there is no guarantee they will be able to successfully fund a potential acquisition.  Since we have no business, no plan of operation dealing with products, properties and employees has been adopted

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended June 30, 2004, a review and evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Ameralink, Inc. in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(31)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification	This filing

2	(32)	Section 1350 Certification	This filing

Reports on Form 8-K

The Registrant did not file a report Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERALINK, INC.

Dated:  August 18, 2004

By /s/ Robert Freiheit

     Robert Freiheit, President and Chief Executive Officer

     (Principal Executive Officer)