Form 10QSB
period 2004-09-30
AMERA LINK INC
filed 2004-11-15
CIK 1133266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2004

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

As of November 12, 2004, the Issuer had 7,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes    No  X

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Ameralink, Inc. has included its unaudited condensed balance sheets as of September 30, 2004 and December 31, 2003 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations for the three and nine months ended September 30, 2004 and 2003, and for the period from December 31, 1998 (date of inception) through September 30, 2004, and unaudited condensed statements of cash flows for the nine months ended September 30, 2004 and 2003, and for the period from December 31, 1998 (date of inception) through September 30, 2004, together with unaudited condensed notes thereto.  In the opinion of management of Ameralink, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Ameralink, Inc. for the interim periods presented.  The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Ameralink, Inc. and the notes thereto for the year ended December 31, 2003 included in our annual report on Form 10-KSB.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders

Ameralink, Inc.

We have reviewed the accompanying condensed balance sheet of Ameralink, Inc. as of September 30, 2004, the related condensed statement of operations for the three months ended September 30, 2004, and the condensed statements of operations and cash flows for the nine months ended September 30, 2004 and for the period from December 31, 1998 (date of inception) through September 30, 2004. These interim financial statements are the responsibility of the Company's management. We did not review the statements of operations and cash flows for the period from December 31, 1998 (date of inception) through December 31, 2003, which statements reflected a net loss of $21,098. Those statements were audited by other auditors whose report has been furnished to us, and our review, insofar as it relates to the period from December 31, 1998 through December 31, 2003, is based solely on the report of the other auditors.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 2004 interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As indicated in Note A – Business Condition, certain conditions indicate that the Company maybe be unable to continue as a going concern.  The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The condensed balance sheet as of December 31, 2003, the condensed statements of operations for the three and nine months ended September 30, 2003 and the condensed statements of cash flows for the nine months ended September 30, 2003, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

HANSEN, BARNETT & MAXWELL

November 11, 2004

Salt Lake City, Utah

AMERALINK, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS

Current Assets	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 5,275	$ -
Payable to officers/shareholders	1,054	14,098
Total Current Liabilities	6,329	14,098

Shareholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares
authorized; 7,000,000 shares issued and outstanding	7,000	7,000
Additional paid in capital	16,525	-
Deficit accumulated during the development stage	(29,854)	(21,098)
Total Shareholders' Deficit	(6,329)	(14,098)

Total Liabilities and Shareholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
For the period from
	For the Three Months		For the Nine Months		December 31, 1998
	Ended		Ended		(date of inception)
	September 30,		September 30,		through
	2004	2003	2004	2003	September 30, 2004

General and administrative expense	$ 4,745	$ 1,285	$ 8,756	$ 3,320	$ 29,854

Net Loss	$ (4,745)	$ (1,285)	$ (8,756)	$ (3,320)	$ (29,854)

Loss Per Common Share	$ -	$ -	$ -	$ -

Weighted-Average Common Shares Outstanding	7,000,000	7,000,000	7,000,000	7,000,000

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
			For the period from
	For the Nine Months		December 31, 1998
	Ended		(date of inception)
	September 30,		through
	2004	2003	September 30, 2004
Cash Flows From Operating Activities
Net loss	$ (8,756)	$ (3,320)	$ (29,854)
Adjustments to reconcile net loss to net
cash used in operating activities
Changes in assets and liabilities:
Increase in payable to officers/shareholders	3,481	3,320	17,579
Accounts payable	5,275	-	5,275
Net Cash Used In Operating Activities	-	-	(7,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Net Cash Provided By Financing Activities	-	-	7,000
Net Increase In Cash And Cash Equivalents	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$ -	$ -	$ -

Supplemental disclosure of noncash investing and financing activities:
Contribution of payable to officers/shareholders to
additional paid-in capital	$ 16,525	$ -	$ 16,525

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

Condensed Interim Financial Statements– The accompanying unaudited condensed financial statements of Ameralink, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2003 and for the period from December 31, 1998 (date of inception) through December 31, 2003, included in the Company’s annual report on Form 10-KSB.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2004, its results of operations for the three months ended September 30, 2004 and 2003, and its results of operations and cash flows for the nine months ended September 30, 2004 and 2003, and for the period from December 31, 1998 (date of inception), through September 30, 2004.

The results of operations for the three months and nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004.

Business Condition – The accompanying financial statements have been prepared in conformity with  accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management’s plans include raising additional funds to meet its ongoing expenses through shareholder loans or private placement of its equity securities.  There is no assurance that the Company will be successful in raising additional capital or loans, and if so, on terms favorable to the Company.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basic Loss Per Share – Basic Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  At September 30, 2004, there are no potentially dilutive common stock equivalents.

(B)  Payable to Officers/Shareholders

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company have been paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company.  Since March 31, 2004, a new officer and shareholder has advanced the Company $1,054 for the payment of expenses incurred since March 31, 2004.

(C)  Subsequent Event

On October 7, 2004, the Company entered into a non-binding letter of intent, expiring December 31,2004, for the acquisition of Global Sports Entertainment, Inc. (“GSE”).  GSE is a recently formed integrated media and entertainment company.  GSE will be primarily engaged in the development, production, distribution, and marketing of television programming, pay-per-view programming and live events using new digital imaging and auditory technologies. If completed as contemplated by the letter of intent, the Company would issue a majority of its common stock in a reverse acquisition of GSE resulting in a change of control of the Company.

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

No Operating History..  Neither Amera Link or the proposed merger candidate, Global has a history of operations.  No assurance can be given theat we can ever operate profitable.  Business without profit over a sustained period of time eventually fail.

There is no current public market for Ameralink, Inc.’s shares.  The shares of common stock of Ameralink, Inc. are not currently traded in a public market and there can be no assurance that an active public market for our common stock will ever develop even with the completion of the meproposed merger with Global.

There is no assuurance that the proposed merger will be completed.  The consummation of the proposed merger is subject to a number of condition precedents including shareholder approval, execution of a definitve merger agreement, raising of $550,00, name change, and appointment of Global mamagement as the officers and directors of Amera Link.  If the mereger is not completed Amera Link will lose all the time, effort and funds expended to complete the transaction

We do not currently have long-term capital. The proposed merger candidate,Global will need significant additional capital.  No assurance can be given that we will be able to attract the necessary additional capital to permit us to take advantage of opportunities with which we are presented.

The current shareholders of Amera Link will lose control of the company if the merger is consummated.

After completion of the merger the current Amera Link shareholders will own 18.85% of Amera Link and    will lose control of the company.  It is expected that there will be further dilution of the current shareholders ownership interest.

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

Operations

Ameralink, Inc. has been in the development stage since December 31, 1998 and we have not had significant operations since incorporation.  At September 30, 2004, we have no current assets and have current liabilities of $6,329.

Plan of Operation

With the selection of a proposed merger candidate Ameralink is spending its time and effort to complete the transaction.  There are a number of steps required to be completed including execution of a definitive merger agreement, the raising via private placement of $550,000, and obtaining shareholder approval. If the transaction with Global is completed, the current management of Ameralink would continue on a consulting basis.  Those efforts would concentrate on shareholder relations, developing markets for Global products and the common stock, and helping raise additonal capital for operations and expansion. If the merger is not completed, we will return to a search  to find a suitable business to place into Ameralink, Inc.  If the merger with Global is consummated the business of Ameralink would be the business of Global.  Significant additional details and disclosure will be made available during the process to complete the transaction.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended September 30, 2004, a review and evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Ameralink, Inc. in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(31)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification	This filing

2	(32)	Section 1350 Certification	This filing

Reports on Form 8-K

The Registrant filed a report on Form 8-K dated August 16, 2004 reporting a change in the Registrant’s certifying accountant.  The Registrant has also filed a report on Form 8-K dated October 7, 2004 reporting that the Registrant entered into a non-binding letter of intent for the acquisition of Global Sports Entertainment, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERALINK, INC.

Dated:  November 12, 2004

By /s/ Robert Freiheit

     Robert Freiheit, President and Chief Executive Officer

     (Principal Executive Officer)