Form 10KSB
period 2004-12-31
AMERA LINK INC
filed 2005-05-16
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-32311

Ameralink, Inc.
(Name of small business issuer in its charter)

Nevada 86-1010347
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

1940 Zinfandel Drive, Suite R, Rancho Cordova, CA 95670
(Address of principal executive offices) (Zip Code)

Issuer's telephone number (916) 768-2160

Securities registered under section 12(b) of the Act:

Title of each class Name of each exchange on which registered
None None

Securities registered under section 12(g) of the Act:
None
(Title of class)

Check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting common stock held by non-affiliates of the Issuer was not determinable because the common stock does not trade on any market.

As of April 11, 2005, the Issuer had 7,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes No X

TABLE OF CONTENTS

Item Number and Caption Page

PART I

1. Description of Business 1

2. Description of Property 4

3. Legal Proceedings 4

4. Submission of Matters to a Vote of Security Holders 4

PART II

5. Market for Common Equity and Related Stockholder Matters 5

6. Management's Discussion and Analysis or Plan of Operation 5

7. Financial Statements 8

8. Changes in and Disagreements With Accountants on Accounting and Financial
Disclosure 8

8A. Controls and Procedures 9

8B. Other Information 9

PART III

9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
16(a) of the Exchange Act 10

10. Executive Compensation 12

11. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters 12

12. Certain Relationships and Related Transactions 13

13. Exhibits and Reports on Form 8-K 13

14. Principal Accountant Fees and Services 14

SIGNATURES 16

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Ameralink, Inc. (the "Company") was incorporated in the State of Nevada on December 31, 1998, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the development stage since inception. On October 13, 2004 we entered into a letter of intent to acquire Global Sports Entertainment Group a company which developed, produced and distributed market television programming, pay-per-view programming and live events in digital high definition broadcast format.  Unfortunately Global was unable to meet the terms and conditions of the letter of intent and the acquisition was terminated on March 22, 2005.  Thus, the company remains without active business operations and at this time we are considered a “Black Check” company.

We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We intend to file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

We will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

Management believes that there are perceived benefits to being a reporting company with a class of registered securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

Management is actively engaged in seeking a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Our management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing our business purposes.

The analysis of new business opportunities will be undertaken by, or under the supervision of our Chief Executive Officer, who is not a professional business analyst.  In analyzing prospective business opportunities, management may consider such matters as:

a) available technical, financial and managerial resources;

b) working capital and other financial requirements; history of operations, if any;

c) prospects for the future;

d) nature of present and expected competition;

e) the quality and experience of management services which may be available and the depth of that management;

f) the potential for further research, development, or exploration;

g) specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;

h) the potential for growth or expansion;

i) the potential for profit;

j) the perceived public recognition or acceptance of products, services, or trades; name identification and;

k) other relevant factors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations.  If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition.  Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in our control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholder would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination.  When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if we have subsequently filed a Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation.  Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholder and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

ITEM 2.  DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties.  We currently use the offices of management at no cost to us.  Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND

RELATED STOCKHOLDER MATTERS

There is currently no public market for our securities. We do not intend to trade our securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence we will cause our common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if we then meet the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

The proposed business activities described herein classify us as a "blank check" company.  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein.

There are approximately seven stockholders currently of our outstanding common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

Forward looking statements

This report and other information made publicly available from time to time may contain certain forward-looking statements and other information relating to the Company and its business that are based on the beliefs of management and assumptions made concerning information then currently available to management.  Such statements reflect the views of management at the time they are made and are not intended to be accurate descriptions of the future.  The discussion of future events, including the business prospects of the Company, is subject to the material risks listed below under "Risk Factors" and assumptions made by management.

Risk factors

The material risks that we believe are faced by the Company as of the date of this report are set forth below.  This discussion of risks is not intended to be exhaustive.  The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect the business and prospects of the Company.  These risks include:

Development Stage Company

The Company has no current operations, revenues, or assets.  The Company faces all of the risks inherent in the start-up of a new business and does not have a historical basis on which to evaluate whether or not its proposed business can be successful, including whether it can: implement a business model and pricing strategy that will permit it to operate profitably; hire and retain management and employees with the necessary skills to successfully implement its business strategy; and successfully develop and implement administrative and support systems such as personnel management, accounting records and controls, service and support, record keeping and office administration.

Dependence on Management

The Company is heavily dependent upon the skill, talents, and abilities of its president, Robert Freiheit. Mr. Freiheit will be primarily responsible for the decisions concerning the implementation of a business model. Mr. Freiheit will not devote his fully business time to the Company and will continue to be engaged in outside business activities. The Company will be dependent upon the business acumen and expertise of management and the applicability of their backgrounds to the business decisions required to be made on behalf of the Company.

No Trading Market for the Common Stock

There is no existing trading market for the Common Stock and it is unlikely that one will develop in the foreseeable future.  The shares of Common Stock may be subject to the Penny Market Reform Act of 1990 (the “Reform Act”). In October 1990, Congress enacted the Reform Act to counter fraudulent practices common in penny stock transactions. If the shares are determined to be subject to the Reform Act, this may also adversely affect the ability to sell shares in the future.

Lack of Dividends

It is anticipated that the Company will invest any profits generated from its operations, and therefore, it is unlikely that the Company will pay dividends on its Common Stock in the foreseeable future.

Control of the Company by Management

The two directors of the Company currently hold voting and dispositive power over an aggregate of 6,974,000 shares of Common Stock, which represents 99.6% of the currently issued and outstanding Common Stock.  Since action by the stockholders on most matters, including the election of directors, only requires approval by a vote of the majority of shares voted on the mater, the current directors and executive officers of the company will be able to significantly influence if not control the election of directors of the Company and the outcome of other matters submitted to the stockholders for consideration.

Unforeseen Risks

In addition to the above risks, the future business of the Company will be subject to risks not currently foreseen or fully appreciated by management of the Company.

Should one or more of these or other risks materialize, or if the underlying assumptions of management prove incorrect, actual results may vary materially from those described in the forward-looking statements.  We do not intend to update these forward-looking statements, except as may occur in the regular course of our periodic reporting obligations.

Plan of Operations

We were formed to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our original stockholder, we have not commenced any operational activities.

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-KSB.  If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

We will not restrict our search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our Chief Executive Officer has not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Our audit reflects the fact that we have no current source of income.  Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Our majority stockholder has agreed that he will advance any additional funds which are needed for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholder will advance to us. We will not borrow any funds for the purpose of repaying advances made by such stockholder, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are set forth immediately following the signature page beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

On August 16, 2004, the Board of Directors of the Company dismissed its independent accountant, Braverman & Company, P.C. who had audited the Company’s financial statements for our two most recent fiscal years ended December 31, 2003.

The audit report of Braverman & Company, P.C. on the financial statements of the Company for our two most recent fiscal years ended December 31, 2003 was not qualified or modified as to audit scope or accounting principles.  However, such report did contain an explanatory paragraph with regards to the Company’s ability to continue as a going concern.

During our two most recent fiscal years ended December 31, 2003, and during the interim period up though August 16, 2004, there were (1) no disagreements between the Company and Braverman & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; (2) no reportable events as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-K promulgated by the Securities and Exchange Commission and (3) no matters identified by Braverman & Company, P.C. involving our internal control structure or operations which were considered to be a material weakness.

On August 16, 2004, the Company engaged the accounting firm of Hansen, Barnett & Maxwell as our independent accountants to audit our financial statements beginning with our fiscal year ending December 31, 2004.  The appointment of new independent accountants was approved by the Board of Directors.

During August 2004, management of the Company consulted with a representative of Hansen, Barnett & Maxwell for purposes of determining whether Hansen, Barnett & Maxwell would be interested in becoming the Company’s new independent auditors.  After such discussions, on August 16, 2004, the Company’s Board of Directors resolved to retain Hansen, Barnett & Maxwell as its independent auditors.

During the consultation with Hansen, Barnett & Maxwell, or prior thereto, no one representing the Company consulted with Hansen, Barnett & Maxwell regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements and Hansen, Barnett & Maxwell had not provided the Company, or someone on its behalf, either written or oral advice on any factor, issue or item of accounting, auditing or financial reporting.

ITEM 8A.  CONTROLS AND PROCEDURES

Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management as of a date within 90 days of the filing date of this Form 10-KSB, the Company's chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices held by each, the term of office, and the period during which each has served:

Name	Age	Position and Office Held	Director and/or Executive Officer Since
Robert Freiheit	51	Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer	April 1, 2004
Thomas J. Manz	55	Member, Board of Directors, Secretary/Treasurer	April 1, 2004

Mr. Freiheit and Mr. Manz were appointed to serve as directors until the next meeting of stockholders or until replaced by a vote of the stockholders.

There is no family relationship among the current directors and executive officers.  The following sets forth brief biographical information for each director and executive officer of the Company.

Rob Freiheit, Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer

Mr. Freiheit, age 51, has served as a board member for a number of private and public companies. He has also held the position of Chief Executive Officer and President for private and public entities. Mr. Freiheit is currently President of a private held real estate development firm with over 2 million square feet of industrial space under management. In1986, he founded Liberty Associates LLC, a privately held construction, land entitlement and finance company focused on advancing growth in the industrial and warehouse sector. Mr. Freiheit is managing member of Auto Village LLC, an independent auto dealership with over $10 million in sales. A member in good standing of the National Association of Independent Auto Dealers, he is committed to enhancing the image of independent auto dealers with the public and California legislators. He is also serves as Chairman of board and Co-CEO of Accredited Adjuster Inc. which provides vehicle management services to banks and credit unions in the Western States. Mr. Freiheit is a graduate of Ohio State University in finance and chemistry.

Thomas J. Manz, Member, Board of Directors, Secretary/Treasurer

Thomas J. Manz, age 55, a Director, has been an owner, director, or managing member of various businesses related to real estate development and financial services for more than twenty years.  Mr. Manz has been involved in numerous construction and development projects encompassing millions of square feet, ranging from residential homes to commercial centers.  During the course of development, he has overseen the selection and implementation of on-site power stations for backup and emergency uses. In addition, he has served as an operating officer and Founding Director of M.L. Oates Insurance Co., which was sold in 1993; Director of United Way of Sacramento from 1989 to 1992; a Founding Director of Roseville First National Bank from 1990; and Chairman of the Board of the Roseville First National Bank from 1993 to 2000.  When the Roseville First National Bank merged with Western Sierra Bancorp in 2000, Mr. Manz continued and currently serves as a Director of Western Sierra Bancorp.  In addition, Mr. Manz is currently the Co-Chairman of Western Sierra Bank, which is wholly owned by Western Sierra Bancorp.  Mr. Manz has also held the position of Founding Director of Pacific Coast Banker's Bank since 1995, Vice Chairman since 1999 and Chairman since April 2001.  Mr. Manz holds a Bachelor of Science degree from Iowa State University.

Other than those mentioned above, we have no employees and do not anticipate hiring any in the future until we successfully implemented our business plan. None of our directors, executive officers, promoters or control persons has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.  The report of Kevin Ericksteen on Form 3 reporting his initial beneficial ownership of 3,325,000 share of common stock in the Company from 2001 was filed late.  The reports of Kevin Ericksteen and Deanna Olson on Form 4 for the month of March 2004 reporting the disposition of 3,325,000 and 3,000,000 shares, respectively, of common stock were filed late.  The reports of Robert Freiheit and Thomas J. Manz on Form 4 for the month of March 2004 reporting the acquisition of 4,184,400 and 2,789,600 shares, respectively, of common stock were not filed.  Other than the foregoing, the Company believes that all reports required by section 16(a) for transactions in the year ended December 31, 2004, were timely filed.

Audit Committee and Financial Expert

We do not have an Audit Committee.  The members of the Board of Directors perform some of the same functions of an Audit Committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  The Company does not currently have a written audit committee charter or similar document.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we are a blank check company, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

* Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

* Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

* Compliance with applicable governmental laws, rules and regulations;

* The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

* Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our two officers and directors serve in the above capacities.

ITEM 10.  EXECUTIVE COMPENSATION

Robert Freiheit became Chief Executive Officer of the Company on April 1, 2005, succeeding Kevin Ericksteen, as Chief Executive Officer of the Company.  Neither Mr. Freiheit nor Mr. Ericksteen have received any compensation for their services rendered, and have not accrued any compensation pursuant to any agreement with us. However, our Chief Executive Officer anticipates receiving benefits as a beneficial stockholder and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information as to each person owning of record or who was known by us to own beneficially more than 5% of the 7,000,000 shares of common stock outstanding as of
April 11, 2005, and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners	Number of Shares of Common Stock Held	Percent of Ownership
Robert Freiheit 1940 Zinfandel Drive, Suite R Rancho Cordova, CA 95670	4,184,400	59.8%
Thomas J. Manz 4210 East Lane Sacramento, California 95864	2,789,600	39.9%
All Officers and Directors as a Group (2)	6,974,000	99.6%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company.  Since March 31, 2004, a new officer and shareholder has advanced the Company $2,004 for the payment of expenses incurred since March 31, 2004.

The Company neither owns nor leases any real or personal property.  Office services are provided without charge by an officer and director of the Company.  Such costs are not significant to the financial statements and accordingly, have not been reflected therein.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(3)	Articles of Incorporation	Incorporated by reference(1)

2	(3)	Bylaws	Incorporated by reference(1)

3	(10)	Letter of Intent between AmeraLink and Global Sports Entertainment Group	Incorporated by reference(2)

4	(31)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification	This filing

5	(32)	Section 1350 Certification	This filing

_________________________

(1)

Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission on February 7, 2001, and amended March 13, 2001.

(2)

Incorporated by reference from the Company’s report on Form 8-K, dated as of October 7, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

On August 16, 2004, the Board of Directors engaged the accounting firm of Hansen, Barnett & Maxwell as our independent accountants.  Prior to the engagement of Hansen, Barnett & Maxwell, all audit and permissible non-audit services were performed by Braverman & Company, P.C.  The Chief Executive Officer pre-approves all audit and non-audit services prior to the performance of services by the Company’s independent accountants.  The percentage of hours expended on the audit by persons other than full time, permanent employees of each accounting firm was zero.

Audit Fees

Aggregate fees billed to us during years ended December 31, 2004 and 2003 for professional services by our principal accountants, for the audit of our annual financial statements and the review of quarterly financial statements were $5,285 and $683, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us during the years ended December 31, 2004 and 2003 for professional services by our principal accountants for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

Aggregate fees billed during the years ended December 31, 2004 and 2003 for products or other services by our principal accountants that are not reported in the previous three paragraphs were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMERALINK, INC.

Dated:  May 11, 2005

By   /s/ Robert Freiheit

Robert Freiheit, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  May 11, 2005

By   /s/ Robert Freiheit

     Robert Freiheit, Director

Dated:  May 11, 2005

By   /s/ Thomas J. Manz

     Thomas J. Manz, Director

AMERALINK, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm F-2

Balance Sheet – December 31, 2004 F-3

Statements of Operations for the Years Ended December 31, 2004 and 2003 and for the Period from
December 31, 1998 (Date of Inception) through December 31, 2004 F-4

Statements of Stockholders’ Deficit for the Period from December 31, 1998 (Date of Inception)
through December 31, 2002 and for the Years Ended December 31, 2003 and 2004 F-5

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 and for the Period from
December 31, 1998 (Date of Inception) through December 31, 2004 F-6

Notes to Financial Statements F-7

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Ameralink, Inc.

We have audited the accompanying balance sheets of Ameralink, Inc. (a development stage company) as of December 31, 2004 and 2003, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2004 and 2003 and for the cumulative period from December 31, 1998 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameralink, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the year then ended and for the cumulative period from December 31, 1998 (date of inception) through December 31, 2004 in accordance with the U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s capital deficit and operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL

April 13, 2005

Salt Lake City, Utah

AMERALINK, INC.

(A Development Stage Company)

Balance Sheet

December 31, 2004

ASSETS

Current Assets	$ -

Total Assets	$ -

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 6,955
Payable to officers/shareholders	2,004
Total Current Liabilities	8,959

Shareholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares
authorized; 7,000,000 shares issued and outstanding	7,000
Additional paid-in capital	16,525
Deficit accumulated during the development stage	(32,484)
Total Shareholders' Deficit	(8,959)

Total Liabilities and Shareholders' Deficit	$ -

The accompanying notes are an integral part of these financials statements.

AMERALINK, INC.

(A Development Stage Company)

Statements of Operations

For the Period from
December 31, 1998
	For the Years Ended		(date of inception)
	December 31,		through
	2004	2003	December 31, 2004

General and administrative expense	$ 11,386	$ 4,358	$ 32,484

Net Loss	$ (11,386)	$ (4,358)	$ (32,484)

Loss Per Common Share	$ -	$ -

Weighted-Average Common
Shares Outstanding	7,000,000	7,000,000

The accompanying notes are an integral part of these financials statements.

AMERALINK, INC.

(A Development Stage Company)

Statements of Shareholders’ Deficit

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Shareholders'
	Shares	Amount	Capital	Stage	Deficit

For the Period from December 31, 1998
(date of inception) through
December 31, 2002:
Issuance of stock for cash on January 12,
1999 at $0.001 per share	7,000,000	$ 7,000	$ -	$ -	$ 7,000
Net loss	-	-	-	(16,740)	(16,740)

Balance - December 31, 2002	7,000,000	7,000	-	(16,740)	(9,740)

Net loss	-	-	-	(4,358)	(4,358)

Balance - December 31, 2003	7,000,000	7,000	-	(21,098)	(14,098)

Contribution of payable to officers/
shareholders to additional paid-in
capital	-	-	16,525	-	16,525
Net loss	-	-	-	(11,386)	(11,386)

Balance - December 31, 2004	7,000,000	$ 7,000	$ 16,525	$ (32,484)	$ (8,959)

The accompanying notes are an integral part of these financials statements.

 AMERALINK, INC.

(A Development Stage Company)

Statements of Cash Flows

			For the Period from
			December 31, 1998
	For the Years Ended		(Date of Inception)
	December 31,		through
	2004	2003	December 31, 2004
Cash Flows from Operating Activities
Net loss	$ (11,386)	$ (4,358)	$ (32,484)
Adjustments to reconcile net loss to net
cash used in operating activities
Changes in assets and liabilities:
Increase in payable to officers/shareholders	4,431	4,358	18,529
Accounts payable	6,955	-	6,955
Net Cash Used in Operating Activities	-	-	(7,000)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Net Cash Provided by Financing Activities	-	-	7,000
Net Increase in Cash	-	-	-
Cash at Beginning of Period	-	-	-
Cash at End of Period	$ -	$ -	$ -

Supplemental disclosure of noncash investing and financing activities:
Contribution of payable to officers/shareholders to
additional paid-in capital	$ 16,525	$ -	$ 16,525

The accompanying notes are an integral part of these financials statements.

AMERALINK, INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS, CHANGE IN CONTROL, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations, and Change in Control — Ameralink, Inc. ("the Company") was incorporated in the State of Nevada on December 31, 1998, organized to engage in any lawful corporate business, including but not limited to, participating in mergers with, and the acquisitions of, other companies.  The Company is in the development stage and has not yet commenced any formal business operations other than organizational matters.  On March 31, 2004, two individuals acquired 99.6% of the stock of the Company from shareholders of the Company for $225,000.  At this time, control of the Company was transferred to a new board of directors.  The change of control does not constitute a business combination or reorganization, and consequently, the assets and liabilities of the Company continue to be recorded at historical cost.  The Company continues to seek merger and/or acquisition candidates.

Use of Estimates — The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Those standards require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates upon.

Income Taxes — Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carryforwards are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Business Condition – The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management’s plans include raising additional funds to meet its ongoing expenses through shareholder loans or private placement of its equity securities.  There is no assurance that the Company will be successful in raising additional capital or loans, and if so, on terms favorable to the Company.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Loss Per Share – Loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  At December 31, 2004, there are no potentially dilutive common stock equivalents.

AMERALINK, INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, (SFAS 123R), Share-Based Payment, An Amendment of FASB Statements Nos. 123 and 95, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments.  SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations.  SFAS 123R is effective beginning January 1, 2006. The adoption of SFAS 123R will not have an effect on the Company as the Company does not currently have stock options or any other share-based payment arrangement outstanding.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.  SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The Company does not expect this pronouncement to have a material impact on our financial statements.

NOTE 2 – COMMON STOCK

The Company is authorized to issue 25,000,000 shares of common stock at $0.001 par value.  On January 12, 1999, the Company issued 7,000,000 shares of its $0.001 par value common stock to the founders of the Company for cash in the amount of $7,000.

NOTE 3 – RELATED PARTY TRANSACTIONS

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company.  Since March 31, 2004, a new officer and shareholder has advanced the Company $2,004 for the payment of expenses incurred since March 31, 2004.

The Company neither owns nor leases any real or personal property.  Office services are provided without charge by an officer and director of the Company.  Such costs are not significant to the financial statements and accordingly, have not been reflected therein.

AMERALINK, INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES

At December 31, 2004, the Company has net operating losses available for carry forward in the approximate amount of $32,000.  These net operating losses expire in years through 2024.  The utilization of the net operating loss carry forward is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized.  No income benefit or deferred tax asset has been recorded in the financial statements because it has not yet been determined to be more likely than not that such tax benefits will be realized.  The components of net deferred tax assets and liabilities were as follows at December 31, 2004:

Deferred tax asset – Operating loss carry forwards

$       11,045

Valuation allowance

       (11,045)

Net Deferred Tax Asset

$               –

The valuation allowance increased $3,871 and $1,482 during the years ended December 31, 2004 and 2003, respectively.  The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying consolidated financial statements for the years ended December 31, 2004 and 2003:

2004

2003

Income tax expense (benefit) at statutory rate

$      (3,871)

$       (1,482)

Change in valuation allowance

          3,871

           1,482

Income Tax Expense (Benefit)

$            –

$               –