Form 10QSB
period 2005-03-31
AMERA LINK INC
filed 2005-05-23
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 12, 2005, the Issuer had 7,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ameralink, Inc. has included its unaudited condensed balance sheets as of March 31, 2005 and December 31, 2004 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations and cash flows for the three months ended March 31, 2005 and 2004, and for the period from December 31, 1998 (date of inception) through March 31, 2005, together with unaudited condensed notes thereto. In the opinion of management of Ameralink, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Ameralink, Inc. for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Ameralink, Inc. and the notes thereto for the year ended December 31, 2004 included in our annual report on Form 10-KSB.

AMERALINK, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$4,226	$6,955
Payable to officer/shareholder	5,832	2,004
Total Current Liabilities	10,058	8,959

Shareholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares authorized; 7,000,000 shares issued and outstanding	7,000	7,000
Additional paid in capital	16,525	16,525
Deficit accumulated during the development stage	(33,583)	(32,484)
Total Shareholders' Deficit	(10,058)	(8,959)

Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the Period from
			December 31, 1998
	For the Three Months Ended		(date of inception)
	March 31,		through
	2005	2004	March 31, 2005

General and administrative expense	$1,099	$2,427	$33,583

Net Loss	$(1,099)	$(2,427)	$(33,583)

Basic Loss Per Common Share	$-	$-

Weighted-Average Common Shares Outstanding	7,000,000	7,000,000

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the period from
			December 31, 1998
	For the Three Months Ended		(date of inception)
	March 31,		through
	2005	2004	March 31, 2005
Cash Flows From Operating Activities
Net loss	$(1,099)	$(2,427)	$(33,583)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Increase in payable to officers/shareholders	3,828	2,427	22,357
Accounts payable	(2,729)	-	4,226
Net Cash Used In Operating Activities	-	-	(7,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Net Cash Provided By Financing Activities	-	-	7,000
Net Increase In Cash	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Contribution of payable to officers/shareholders to
additional paid-in capital	$-	$16,525	$16,525

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

Condensed Interim Financial Statements- The accompanying unaudited condensed financial statements of Ameralink, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2004 and for the period from December 31, 1998 (date of inception) through December 31, 2004, included in the Company’s annual report on Form 10-KSB. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2005, its results of operations and cash flows for the three months ended March 31, 2005 and 2004, and for the period from December 31, 1998 (date of inception), through March 31, 2005. The results of operations for the three months ended March 31, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management’s plans include raising additional funds to meet its ongoing expenses through shareholder loans or private placement of its equity securities. There is no assurance that the Company will be successful in raising additional capital or loans, and if so, on terms favorable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basic Loss Per Share - Basic Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. At March 31, 2005, there are no potentially dilutive common stock equivalents.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis set forth in Ameralink, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2004. As used herein, “we,” “our,” “us” and the like refer to Ameralink, Inc.

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

Development Stage Company - The Company has no current operations, revenues, or assets. The Company faces all of the risks inherent in the start-up of a new business and does not have a historical basis on which to evaluate whether or not its proposed business can be successful, including whether it can: implement a business model and pricing strategy that will permit it to operate profitably; hire and retain management and employees with the necessary skills to successfully implement its business strategy; and successfully develop and implement administrative and support systems such as personnel management, accounting records and controls, service and support, record keeping and office administration.

Dependence on Management - The Company is heavily dependent upon the skill, talents, and abilities of its president, Robert Freiheit. Mr. Freiheit will be primarily responsible for the decisions concerning the implementation of a business model. Mr. Freiheit will not devote his full business time to the Company and will continue to be engaged in outside business activities. The Company will be dependent upon the business acumen and expertise of management and the applicability of their backgrounds to the business decisions required to be made on behalf of the Company.

No Trading Market for the Common Stock - There is no existing trading market for the Common Stock and it is unlikely that one will develop in the foreseeable future. The shares of Common Stock may be subject to the Penny Market Reform Act of 1990 (the “Reform Act”). In October 1990, Congress enacted the Reform Act to counter fraudulent practices common in penny stock transactions. If the shares are determined to be subject to the Reform Act, this may also adversely affect the ability to sell shares in the future.

Lack of Dividends - It is anticipated that the Company will invest any profits generated from its operations, and therefore, it is unlikely that the Company will pay dividends on its Common Stock in the foreseeable future.

Control of the Company by Management- The two directors of the Company currently hold voting and dispositive power over an aggregate of 6,974,000 shares of Common Stock, which represents 99.6% of the currently issued and outstanding Common Stock. Since action by the stockholders on most matters, including the election of directors, only requires approval by a vote of the majority of shares voted on the mater, the current directors and executive officers of the company will be able to significantly influence if not control the election of directors of the Company and the outcome of other matters submitted to the stockholders for consideration.

Unforeseen Risks - In addition to the above risks, the future business of the Company will be subject to risks not currently foreseen or fully appreciated by management of the Company.

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

Plan of Operation

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

Our financial statements reflect the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the statement of operations. SFAS 123R is effective beginning January 1, 2006. The adoption of SFAS 123R will not have a material effect on the Company as the Company does not currently have stock options or any other share-based payment arrangement outstanding.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect this pronouncement to have a material impact on our financial statements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13a-15(e) or Section 15d-15(e), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended March 31, 2005, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Ameralink, Inc. in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

2	(32)	Section 1350 Certification	This filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERALINK, INC.

Dated: May 23, 2005	By	/s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)