Form 10QSB
period 2005-06-30
AMERA LINK INC
filed 2005-08-15
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

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

As of July 21, 2005, the Issuer had 7,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ameralink, Inc. has included its unaudited condensed balance sheets as of June 30, 2005 and December 31, 2004 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations for the three and six months ended June 30, 2005 and 2004, and for the period from December 31, 1998 (date of inception) through June 30, 2005, and unaudited condensed statements of cash flows for the six months ended June 30, 2005 and 2004, and for the period from December 31, 1998 (date of inception) through June 30, 2005, together with unaudited condensed notes thereto. In the opinion of management of Ameralink, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Ameralink, Inc. for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Ameralink, Inc. and the notes thereto for the year ended December 31, 2004 included in our annual report on Form 10-KSB.

AMERALINK, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Accounts payable	$7,350	$6,955

Payable to officer/shareholder	7,282	2,004

Total Current Liabilities	14,632	8,959

Shareholders' Deficit

Common stock, $0.001 par value; 25,000,000 shares authorized; 7,000,000 shares issued and outstanding	7,000	7,000

Additional paid in capital	16,525	16,525

Deficit accumulated during the development stage	(38,157)	(32,484)

Total Shareholders' Deficit	(14,632)	(8,959)

Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the period from December 31, 1998 (date of inception) through
	2005	2004	2005	2004	June 30, 2005

General and administrative expense	$4,574	$1,584	$5,673	$4,011	$38,157

Net Loss	$(4,574)	$(1,584)	$(5,673)	$(4,011)	$(38,157)

Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-Average Common Shares Outstanding	7,000,000	7,000,000	7,000,000	7,000,000

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the period from December 31, 1998 (date of inception) through
	2005	2004	June 30, 2005
Cash Flows From Operating Activities
Net loss	$(5,673)	$(4,011)	$(38,157)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Increase in payable to officers/shareholders	5,278	2,427	23,807
Accounts payable	395	1,584	7,350
Net Cash Used In Operating Activities	-	-	(7,000)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Net Cash Provided By Financing Activities	-	-	7,000
Net Increase In Cash And Cash Equivalents	-	-	-

Cash At Beginning Of Period	-	-	-

Cash At End Of Period	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Contribution of payable to officers/shareholders to additional paid-in capital	$-	$16,525	$16,525

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

Condensed Interim Financial Statements- The accompanying condensed financial statements of Ameralink, Inc. are unaudited. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2004 and for the period from December 31, 1998 (date of inception) through December 31, 2004, included in the Company’s annual report on Form 10-KSB. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2005, its results of operations for the three months ended June 30, 2005 and 2004, and its results of operations and cash flows for the six months ended June 30, 2005 and 2004, and for the period from December 31, 1998 (date of inception), through June 30, 2005. The results of operations for the three months and the six months ended June 30, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005.

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

Basic Loss Per Share - Basic Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. At June 30, 2005, there are no potentially dilutive common stock equivalents.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis set forth in Ameralink, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2004. As used herein, “we,”“our,”“us” and the like refer to Ameralink, Inc.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13a-15(e) or Section 15d-15(e), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended June 30, 2005, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Ameralink, Inc. in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERALINK, INC.

Dated: August 15, 2005	By	/s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)