Form 10QSB
period 2005-09-30
AMERA LINK INC
filed 2005-11-15
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number  000-32311

Ameralink, Inc.
(Exact name of small business issuer as specified in charter)

Nevada	86-1010347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of November 1, 2005, the Issuer had 7,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ameralink, Inc. has included its unaudited condensed balance sheets as of September 30, 2005 and December 31, 2004 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations for the three and nine months ended September 30, 2005 and 2004, and for the period from December 31, 1998 (date of inception) through September 30, 2005, and unaudited condensed statements of cash flows for the nine months ended September 30, 2005 and 2004, and for the period from December 31, 1998 (date of inception) through September 30, 2005, together with unaudited condensed notes thereto. In the opinion of management of Ameralink, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Ameralink, Inc. for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Ameralink, Inc. and the notes thereto for the year ended December 31, 2004 included in our annual report on Form 10-KSB.

AMERALINK, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current Assets	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$7,714	$6,955
Payable to officer/shareholder	8,334	2,004
Total Current Liabilities	16,048	8,959

Shareholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares authorized; 7,000,000 shares issued and outstanding	7,000	7,000
Additional paid in capital	16,525	16,525
Deficit accumulated during the development stage	(39,573)	(32,484)
Total Shareholders' Deficit	(16,048)	(8,959)

Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

AMERALINK FUND, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months		For the period from December 31, 1998 (date of inception)
	Ended September 30,		Ended September 30,		through
	2005	2004	2005	2004	September 30, 2005

General and administrative expense	$1,416	$4,745	$7,089	$8,756	$39,573

Net Loss	$(1,416)	$(4,745)	$(7,089)	$(8,756)	$(39,573)

Basic Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic Weighted-Average Common
Shares Outstanding	7,000,000	7,000,000	7,000,000	7,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the period from December 31, 1998 (date of inception)
	For the Nine Months Ended		through
	September 30,		September 30,
	2005	2004	2005

Cash Flows From Operating Activities
Net loss	$(7,089)	$(8,756)	$(39,573)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Payable to officers/shareholders	6,330	3,481	24,859
Accounts payable	759	5,275	7,714
Net Cash Used In Operating Activities	-	-	(7,000)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Net Cash Provided By Financing Activities	-	-	7,000
Net Increase In Cash And Cash Equivalents	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:

Contribution of payable to officers/shareholders to additional paid-in capital	$-	$16,525	$16,525

The accompanying notes are an integral part of these unaudited condensed financial statements

AMERALINK, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements

(A) Organization, Change in Control and Significant Accounting Policies

Organization, Nature of Operations and Change in Control— Ameralink, Inc. ("the Company") was incorporated in the State of Nevada on December 31, 1998, organized to engage in any lawful corporate business, including but not limited to, participating in mergers with, and the acquisitions of, other companies. The Company is in the development stage and has not yet commenced any formal business operations other than organizational matters. On March 31, 2004, two individuals, Robert Freiheit and Thomas Manz, acquired 99.6% of the stock of the Company from shareholders of the Company for $225,000. At that time, control of the Company was transferred to a new board of directors. The change of control does not constitute a business combination or reorganization, and consequently, the assets and liabilities of the Company continue to be recorded at historical cost. The Company continues to seek merger and/or acquisition candidates.

Condensed Interim Financial Statements- The accompanying condensed financial statements of Ameralink, Inc. are unaudited. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2004 and for the period from December 31, 1998 (date of inception) through December 31, 2004, included in the Company’s annual report on Form 10-KSB. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2005, its results of operations for the three months ended September 30, 2005 and 2004, and its results of operations and cash flows for the nine months ended September 30, 2005 and 2004, and for the period from December 31, 1998 (date of inception), through September 30, 2005. The results of operations for the three months and the nine months ended September 30, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005.

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

Basic Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. At September 30, 2005 and 2004, there are no potentially dilutive common shares outstanding.

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

Subsequent to the change in control, the Company's current principal shareholder has paid the general and administrative expenses of the Company, resulting in a payable to officer/shareholder of $8,334 at September 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis set forth in Ameralink, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2004. As used herein, “we,”“our,”“us,”“the Company” and the like refer to Ameralink, Inc.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13a-15(e) or Section 15d-15(e), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended September 30, 2005, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Ameralink, Inc. in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERALINK, INC.

Dated: November 10, 2005	By /s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)