Form 10KSB
period 2005-12-31
AMERA LINK INC
filed 2006-04-17
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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
None
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act   ☐

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

The Issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting common stock held by non-affiliates of the Issuer was not determinable because the common stock does not trade on any market.

As of April 14, 2006, the Issuer had 7,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Ameralink, Inc. (the "Company") was incorporated in the State of Nevada on December 31, 1998, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the development stage since inception.

Effective February 22, 2006, we entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of 518 Media, Inc., a California corporation, which owns small percentage interests in various films and certain film distribution rights. If the proposed transaction is consummated, we would be the parent corporation and 518 Media would be our wholly-owned subsidiary. Currently, we have 7,000,000 common shares issued and outstanding. The proposed transaction calls for our reorganization so that at the close of the transaction, there will be a total of 8,534,000 common shares outstanding, without taking into account the shares issued in connection with the private placement described in the following paragraph. The shareholders of 518 Media will own 5,300,000 shares and will occupy four of the five seats on the board of directors. See report filed on Form 8-K, February 22, 2006.

The consummation of the transactions contemplated by the letter of intent is conditioned on the parties negotiating and entering into a definitive agreement and obtaining the required shareholder approvals. The letter of intent further states that as a condition precedent to the closing of the merger with 518 Media the parties complete a private placement offering of our common shares at the offering price of $0.40 per share with a minimum of $400,000 and a maximum of $600,000 gross proceeds under the terms set forth in the letter of intent. Pursuant to the letter of intent, 518 Media has agreed not to solicit, engage in or encourage discussions concerning an acquisition with another party until April 30, 2006.

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties at this time. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

There are approximately 35 stockholders currently of our outstanding common stock. We have not paid dividends on our common stock in the past and do not currently anticipate that we will do so in the immediate future. We intend to retain earnings, if any, to support the growth of our business. Any future cash dividends would depend on future earnings, capital requirements, and our financial position and other factors deemed relevant by the board of directors.

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

The current business activities described herein classify us as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein.

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

Development Stage Company

The Company has no current operations, revenues, or assets. The Company faces all of the risks inherent in the start-up of a new business and does not have a historical basis on which to evaluate whether or not its proposed business can be successful, including whether it can: implement a business model and pricing strategy that will permit it to operate profitably; hire and retain management and employees with the necessary skills to successfully implement its business strategy; and successfully develop and implement administrative and support systems such as personnel management, accounting records and controls, service and support, record keeping and office administration. 518 Media, which we wish to acquire, is also a newly-formed entity with only a small amount of revenue to date. Thus, the development stage risk factor will remain even upon the completion of the merger.

Dependence on Management

The Company is heavily dependent upon the skill, talents, and abilities of its president, Robert Freiheit. Mr. Freiheit will be primarily responsible for the decisions concerning the implementation of a business model. Mr. Freiheit will not devote his fully business time to the Company and will continue to be engaged in outside business activities. The Company will be dependent upon the business acumen and expertise of management and the applicability of their backgrounds to the business decisions required to be made on behalf of the Company. The proposed acquisition will also be heavily dependent upon its management.

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

Control of the Company by Management

The two directors of the Company currently hold voting and dispositive power over an aggregate of 6,973,600 shares of Common Stock, which represents 99.6% of the currently issued and outstanding Common Stock. Since action by the stockholders on most matters, including the election of directors, only requires approval by a vote of the majority of shares voted on the mater, the current directors and executive officers of the company will be able to significantly influence if not control the election of directors of the Company and the outcome of other matters submitted to the stockholders for consideration. Upon the successful acquisition of 518 Media, its management shall take control of the Company and succeed to the powers associated with such control.

No Assurance of Completion of Acquisition

We are currently commencing our due diligence and investigation of 518 Media and its business, and there is no assurance that the transaction will be completed. If the transaction fails, we will be required to issue an additional 425,000 shares of common stock, and be forced to resume searching for another business opportunity, incurring both the cost and time associated therewith.

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

Plan of Operations

We were formed to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We currently meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date.

Effective February 22, 2006, we entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of 518 Media, Inc., a California corporation, which owns small percentage interests in various films and certain film distribution rights. If the proposed transaction is consummated, we would be the parent corporation and 518 Media would be our wholly-owned subsidiary. Currently, we have 7,000,000 common shares issued and outstanding. The proposed transaction calls for our reorganization so that at the close of the transaction, there will be a total of 8,534,000 common shares outstanding, without taking into account the shares issued in connection with the private placement described in the following paragraph. The shareholders of 518 Media will own 5,300,000 shares and will occupy four of the five seats on the board of directors.

The consummation of the transactions contemplated by the letter of intent is conditioned on the parties negotiating and entering into a definitive agreement and obtaining the required shareholder approvals. The letter of intent further states that as a condition precedent to the closing of the merger with 518 Media the parties complete a private placement offering of our common shares at the offering price of $0.40 per share with a minimum of $400,000 and a maximum of $600,000 gross proceeds under the terms set forth in the letter of intent. Pursuant to the letter of intent, 518 Media has agreed not to solicit, engage in or encourage discussions concerning an acquisition with another party until April 30, 2006.

Our audit reflects the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

518 Media has advanced $20,000 to us to assist in the payment of expenses in completing the acquisition. If we fail to complete the acquisition, we will issue 425,000 of our restricted common stock to 518 Media in lieu of repayment. Our majority stockholder has agreed that he will advance any additional funds which are needed for operating capital and for costs in connection with completing the transaction.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the statement of operations. SFAS 123R is effective beginning January 1, 2006. The adoption of SFAS 123R will not have an immediate effect on the Company as the Company does not currently have stock options or any other share-based payment arrangements outstanding. Once the Company issues stock options or other share-based payment arrangements, the accounting for those arrangements will be subject to the fair value-based accounting required by SFAS 123R.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 is effective for accounting changes and corrections of errors made in fiscal year 2006 and beyond. The effect of this statement on the Company’s financial statements will depend on the nature and significance of future accounting changes subject to this statement.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-KSB and, based on this evaluation, has concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices held by each, the term of office, and the period during which each has served:

Name	Age	Position and Office Held	Director and/or Executive Officer Since
Robert Freiheit	52	Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer	April 1, 2004
Thomas J. Manz	56	Member, Board of Directors, Secretary/Treasurer	April 1, 2004

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

Rob Freiheit, Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer

Mr. Freiheit, age 52, has served as a board member for a number of private and public companies. He has also held the position of Chief Executive Officer and President for private and public entities. Mr. Freiheit is currently President of a private held real estate development firm with over 2 million square feet of industrial space under management. In 1986, he founded Liberty Associates LLC, a privately held construction, land entitlement and finance company focused on advancing growth in the industrial and warehouse sector. Mr. Freiheit is managing member of Auto Village LLC, an independent auto dealership with over $10 million in sales. A member in good standing of the National Association of Independent Auto Dealers, he is committed to enhancing the image of independent auto dealers with the public and California legislators. He also serves as Chairman of the Board and Co-CEO of Accredited Adjusters, Inc., which provides vehicle management services to banks and credit unions in the Western States. Mr. Freiheit is a graduate of Ohio State University in finance and chemistry.

Thomas J. Manz, Member, Board of Directors, Secretary/Treasurer

Thomas J. Manz, age 56, a Director, has been an owner, director, or managing member of various businesses related to real estate development and financial services for more than twenty years. Mr. Manz has been involved in numerous construction and development projects encompassing millions of square feet, ranging from residential homes to commercial centers. In addition, he has served as an operating officer and Founding Director of M.L. Oates Insurance Co., which was sold in 1993; Director of United Way of Sacramento from 1989 to 1992; a Founding Director of Roseville First National Bank from 1990; and Chairman of the Board of the Roseville First National Bank from 1993 to 2000. When the Roseville First National Bank merged with Western Sierra Bancorp in 2000, Mr. Manz continued to serve as a Director until May 2005. In addition, Mr. Manz served as the Co-Chairman of Western Sierra Bank, which is wholly owned by Western Sierra Bancorp. Mr. Manz has also held the position of Founding Director of Pacific Coast Banker's Bank from 1995 until April 2005. Mr. Manz holds a Bachelor of Science degree from Iowa State University.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. The reports of Robert Freiheit and Thomas Manz for the year ended December 31, 2005 were not filed. Other than the foregoing, the Company believes that all reports required by section 16(a) for transactions in the year ended December 31, 2005, were timely filed.

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

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are currently a blank check company, we believe the services of a financial expert are not warranted.

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

ITEM 10. EXECUTIVE COMPENSATION

Robert Freiheit became Chief Executive Officer of the Company on April 1, 2004, succeeding Kevin Ericksteen, as Chief Executive Officer of the Company. Neither Mr. Freiheit nor Mr. Ericksteen have received any compensation for their services rendered, and have not accrued any compensation pursuant to any agreement with us. However, our Chief Executive Officer anticipates receiving benefits as a beneficial stockholder and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information as to each person owning of record or who was known by us to own beneficially more than 5% of the 7,000,000 shares of common stock outstanding as of April 14, 2006, and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners	Number of Shares of Common Stock Held	Percent of Ownership
Robert Freiheit 1940 Zinfandel Drive, Suite R Rancho Cordova, CA 95670	4,184,000	59.8%
Thomas J. Manz 4210 East Lane Sacramento, California 95864	2,789,600	39.9%
All Officers and Directors as a Group (2)	6,973,600	99.6%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock). The total amount paid by the former principal shareholder was $16,525 through the date of the change of control. In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company. Since March 31, 2004, a new officer and shareholder has advanced the Company $8,834 for the payment of expenses incurred since March 31, 2004.

The Company neither owns nor leases any real or personal property. Office services are provided without charge by an officer and director of the Company. Such costs are not significant to the financial statements and accordingly, have not been reflected therein.

ITEM 13. EXHIBITS

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(3)	Articles of Incorporation	Incorporated by reference(1)

2	(3)	Bylaws	Incorporated by reference(1)

3	(10)	Letter of Intent dated October 7, 2004 between Ameralink, Inc. and Global Sports Entertainment Group	Incorporated by reference(2)

4	(10)	Letter of Intent dated February 22, 2006 between Ameralink, Inc. and 518 Media, Inc.	Incorporated by reference(3)

5	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

6	(32)	Section 1350 Certification	This filing
_________________________

(1)	Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission on February 7, 2001, and amended March 13, 2001.

(2)	Incorporated by reference from the Company’s report on Form 8-K, dated as of October 7, 2004.

(3)	Incorporated by reference from the Company’s report on Form 8-K, dated as of February 22, 2006.

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

Audit Fees

Aggregate fees billed to us during years ended December 31, 2005 and 2004 for professional services by our principal accountants, for the audit of our annual financial statements and the review of quarterly financial statements were $4,872 and $5,285, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us during the years ended December 31, 2005 and 2004 for professional services by our principal accountants for tax compliance, tax advice, and tax planning were $89 and $0, respectively.

All Other Fees

Aggregate fees billed during the years ended December 31, 2005 and 2004 for products or other services by our principal accountants that are not reported in the previous three paragraphs were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMERALINK, INC.

Dated: April 17, 2006	By/s/ Robert Freiheit
Robert Freiheit, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2006	By /s/ Robert Freiheit
Robert Freiheit, Director

Dated: April 17, 2006	By /s/ Thomas J. Manz
Thomas J. Manz, Director

AMERALINK, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet - December 31, 2005	F-3

Statements of Operations for the Years Ended December 31, 2005 and 2004 and for the Period from December 31, 1998 (Date of Inception) through December 31, 2005	F-4

Statements of Stockholders’ Deficit for the Period from December 31, 1998 (Date of Inception) through December 31, 2003 and for the Years Ended December 31, 2004 and 2005	F-5

Statements of Cash Flows for the Years Ended December 31, 2005 and 2004 and for the Period from December 31, 1998 (Date of Inception) through December 31, 2005	F-6

Notes to Financial Statements	F-7

HANSEN, BARNETT& MAXWELL
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128 Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Ameralink, Inc.

We have audited the accompanying balance sheet of Ameralink, Inc. (a development stage company) as of December 31, 2005, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2005 and 2004 and for the period from December 31, 1998 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameralink, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from December 31, 1998 (date of inception) through December 31, 2005 in accordance with the U.S. generally accepted accounting principles.

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

HANSEN, BARNETT & MAXWELL
March 31, 2006
Salt Lake City, Utah

AMERALINK, INC.
(A Development Stage Company)
Balance Sheet

December 31, 2005

ASSETS

Total Assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	$8,071

Payable to officer/shareholder	8,834

Total Current Liabilities	16,905

Stockholders' Deficit

Common stock, $0.001 par value; 25,000,000 shares authorized; 7,000,000 shares issued and outstanding	7,000

Additional paid-in capital	16,525

Deficit accumulated during the development stage	(40,430)

Total Stockholders' Deficit	(16,905)

Total Liabilities and Stockholders' Deficit	$-

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
Statements of Operations

	For the Years Ended December 31,		For the Period from December 31, 1998 (Date of Inception) through
	2005	2004	December 31, 2005

General and administrative expense	$7,946	$11,386	$40,430

Net Loss	$(7,946)	$(11,386)	$(40,430)

Loss Per Common Share	$(0.00)	$(0.00)

Weighted-Average Common Shares Outstanding	7,000,000	7,000,000

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit

For the Period from December 31, 1998 (Date of Inception) through December 31, 2003:

Issuance of stock for cash on January 12, 1999 at $0.001 per share	7,000,000	$7,000	$-	$-	$7,000

Net loss	-	-	-	(21,098)	(21,098)

Balance - December 31, 2003	7,000,000	7,000	-	(21,098)	(14,098)

Contribution of payable to officer/shareholder to additional paid-in capital	-	-	16,525	-	16,525

Net loss	-	-	-	(11,386)	(11,386)

Balance - December 31, 2004	7,000,000	7,000	16,525	(32,484)	(8,959)

Net loss	-	-	-	(7,946)	(7,946)

Balance - December 31, 2005	7,000,000	$7,000	$16,525	$(40,430)	$(16,905)

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended December 31,		For the Period from December 31, 1998 (Date of Inception) through
	2005	2004	December 31, 2005
Cash Flows From Operating Activities
Net loss	$(7,946)	$(11,386)	$(40,430)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Increase in payable to officer/shareholder	6,830	4,431	25,359
Accounts payable	1,116	6,955	8,071
Net Cash Used In Operating Activities	-	-	(7,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Net Cash Provided By Financing Activities	-	-	7,000
Net Increase In Cash And Cash Equivalents	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Contribution of payable to officer/shareholder to additional paid-in capital	$-	$16,525	$16,525

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 1 -	ORGANIZATION, NATURE OF OPERATIONS, CHANGE IN CONTROL, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations, and Change in Control— Ameralink, Inc. ("the Company") was incorporated in the State of Nevada on December 31, 1998, organized to engage in any lawful corporate business, including but not limited to, participating in mergers with, and the acquisitions of, other companies. The Company is in the development stage and has not yet commenced any formal business operations other than organizational matters. On March 31, 2004, two individuals acquired 99.6% of the stock of the Company from shareholders of the Company for $225,000. At this time, control of the Company was transferred to a new board of directors. The change of control does not constitute a business combination or reorganization, and consequently, the assets and liabilities of the Company continue to be recorded at historical cost. The Company continues to seek merger and/or acquisition candidates.

Use of Estimates— The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Those standards require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon.

Income Taxes— Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carryforwards are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Business Condition - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management’s plans include merging with an operating company and raising additional funds to meet its ongoing expenses through shareholder loans or private placement of its equity securities. There is no assurance that the Company will be successful in merging with an operating company or raising additional capital or loans, and if so, on terms favorable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Loss Per Share - Loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. At December 31, 2005, there are no potentially dilutive common stock equivalents.

AMERALINK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 2 -	COMMON STOCK

The Company is authorized to issue 25,000,000 shares of common stock at $0.001 par value. On January 12, 1999, the Company issued 7,000,000 shares of its $0.001 par value common stock to the founders of the Company for cash in the amount of $7,000.

NOTE 3 -	RELATED PARTY TRANSACTIONS

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock). The total amount paid by the former principal shareholder was $16,525 through the date of the change of control. In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company. Since March 31, 2004, a new officer and shareholder has advanced the Company $8,834 for the payment of expenses incurred since March 31, 2004.

The Company neither owns nor leases any real or personal property. Office services are provided without charge by an officer and director of the Company. Such costs are not significant to the financial statements and accordingly, have not been reflected therein.

NOTE 4 -	INCOME TAXES

At December 31, 2004, the Company has net operating losses available for carry forward in the approximate amount of $40,000. These net operating losses expire in years through 2025. The utilization of the net operating loss carry forward is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized. No income tax benefit or deferred tax asset has been recorded in the financial statements because it has not yet been determined to be more likely than not that such tax benefits will be realized. The components of net deferred tax assets and liabilities were as follows at December 31, 2005:

Deferred tax asset - Operating loss carry forwards	$13,746
Valuation allowance	(13,746)
Net deferred tax asset	$-

AMERALINK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

The valuation allowance increased $2,701 and $3,871 during the years ended December 31, 2005 and 2004, respectively. The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying consolidated financial statements for the years ended December 31, 2005 and 2004:

	2005	2004
Income tax benefit at statutory rate (34%)	$(2,701)	$(3,871)
Change in valuation allowance	2,701	3,871
Net income tax benefit	$-	$-

NOTE 5 -	SUBSEQUENT EVENT

Effective February 22, 2006, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of 518 Media, Inc., a California corporation, which owns small percentage interests in various films and certain film distribution rights. If the proposed transaction is consummated, Ameralink, Inc. would be the parent corporation and 518 Media would become a wholly-owned subsidiary. Currently, the Company has 7,000,000 common shares issued and outstanding. The proposed transaction calls for our reorganization so that at the close of the transaction there will be a total of 8,534,000 common shares outstanding, without taking into account the shares issued in connection with the private placement described below. The shareholders of 518 Media will own 5,300,000 shares and will occupy four of the five seats on the board of directors. For accounting purposes, the transaction will be accounted for as a recapitalization of 518 Media with 518 Media as the acquirer (reverse acquisition).

The consummation of the transactions contemplated by the letter of intent is conditioned on the parties negotiating and entering into a definitive agreement and obtaining the required shareholder approvals. The letter of intent further states that as a condition precedent to the closing of the merger with 518 Media the parties complete a private placement offering of common shares at the offering price of $0.40 per share with a minimum of $400,000 and a maximum of $600,000 gross proceeds under the terms set forth in the letter of intent. Pursuant to the letter of intent, 518 Media has agreed not to solicit, engage in or encourage discussions concerning an acquisition with another party until April 30, 2006. 518 Media has advanced $20,000 to the Company to assist in the payment of expenses in completing the acquisition. If the Company fails to complete the acquisition, the Company will issue 425,000 of its restricted common stock to 518 Media in lieu of repayment of the $20,000.