Form 10QSB
period 2006-03-31
AMERA LINK INC
filed 2006-05-22
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number  000-32311

Ameralink, Inc.
(Exact name of small business issuer as specified in charter)

Nevada	86-1010347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1940 Zinfandel Drive, Suite R, Rancho Cordova, CA 95670
(Address of principal executive offices)

(916) 768-2160
(Issuer's Telephone number, including area code)

__________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 19, 2006, the Issuer had 7,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ameralink, Inc. has included its unaudited condensed balance sheets as of March 31, 2006 and December 31, 2005 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations and cash flows for the three months ended March 31, 2006 and 2005, and for the period from December 31, 1998 (date of inception) through March 31, 2006, together with unaudited condensed notes thereto. In the opinion of management of Ameralink, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Ameralink, Inc. for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Ameralink, Inc. and the notes thereto for the year ended December 31, 2005 included in our annual report on Form 10-KSB.

AMERALINK, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Current Assets
Deferred acquisition costs	$18,940	$-

Total Assets	$18,940	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$7,241	$8,071
Payable to officer/shareholder	13,389	8,834
Refundable acquisition costs	19,940	-
Total Current Liabilities	40,570	16,905

Shareholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares authorized; 7,000,000 shares issued and outstanding	7,000	7,000
Additional paid in capital	16,525	16,525
Deficit accumulated during the development stage	(45,155)	(40,430)
Total Shareholders' Deficit	(21,630)	(16,905)

Total Liabilities and Shareholders' Deficit	$18,940	$-

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Period from December 31, 1998 (date of inception) through March 31,
	2006	2005	2006
General and administrative expense	$4,725	$1,099	$45,155

Net Loss	$(4,725)	$(1,099)	$(45,155)

Loss Per Common Share	$-	$-

Weighted-Average Common Shares Outstanding	7,000,000	7,000,000

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,		For the period from December 31, 1998 (date of inception) through March 31,
	2006	2005	2006

Cash Flows From Operating Activities
Net loss	$(4,725)	$(1,099)	$(45,155)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Increase (decrease) in accounts payable	170	(2,729)	8,241
Increase in payable to officers/shareholders	4,555	3,828	29,914
Net Cash Used In Operating Activities	-	-	(7,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Net Cash Provided By Financing Activities	-	-	7,000

Net Increase In Cash	-	-	-

Cash At Beginning Of Period	-	-	-

Cash At End Of Period	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:

Payment from 518 Media, Inc. for due diligence costs	$20,000	$-	$20,000

Contribution of payable to officers/shareholders to additional paid-in capital	$-	$-	$16,525

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

Condensed Interim Financial Statements- The accompanying condensed financial statements of Ameralink, Inc. are unaudited. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2005 and for the period from December 31, 1998 (date of inception) through December 31, 2005, included in the Company’s annual report on Form 10-KSB. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2006, its results of operations and cash flows for the three months ended March 31, 2006 and 2005, and for the period from December 31, 1998 (date of inception), through March 31, 2006. The results of operations for the three months ended March 31, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management’s plans include seeking a merger or acquisition candidate, or raising additional funds to meet its ongoing expenses through shareholder loans or private placement of its equity securities. There is no assurance that the Company will be successful in finding a merger or acquisition candidate or raising additional capital or loans, and if so, on terms favorable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basic Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. At March 31, 2006, there are no potentially dilutive common stock equivalents.

(B) Letter of Intent to Acquire 518 Media, Inc.

Effective February 22, 2006, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of 518 Media, Inc., a California corporation, which owns small percentage interests in various films and certain film distribution rights. In connection with this potential transaction, 518 Media advanced $20,000 to the Company to assist in the payment of expenses in completing the acquisition. The advance was recorded as a current asset and a current liability designated as “deferred acquisition costs” and “refundable acquisition costs,” respectively. If the Company fails to complete the acquisition, the Company will issue 425,000 of its restricted common stock to 518 Media in lieu of repayment of the $20,000.

(C) Related Party Transactions

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock). The total amount paid by the former principal shareholder was $16,525 through the date of the change of control. In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company. Since March 31, 2004, a new officer and shareholder has advanced the Company $13,389 for the payment of expenses incurred since the change of control.

The Company neither owns nor leases any real or personal property. Office services are provided without charge by an officer and director of the Company. Such costs are not significant to the financial statements and accordingly, have not been reflected herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis set forth in Ameralink, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2005. As used herein, “we,” “our,” “us” and the like refer to Ameralink, Inc.

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

Development Stage Company -  The Company has no current operations or revenues. The Company faces all of the risks inherent in the start-up of a new business and does not have a historical basis on which to evaluate whether or not its proposed business can be successful, including whether it can: implement a business model and pricing strategy that will permit it to operate profitably; hire and retain management and employees with the necessary skills to successfully implement its business strategy; and successfully develop and implement administrative and support systems such as personnel management, accounting records and controls, service and support, record keeping and office administration. 518 Media, which we wish to acquire, is also a newly-formed entity with only a small amount of revenue to date. Thus, the development stage risk factor will remain even upon the completion of the merger.

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

No Assurance of Completion of Acquisition - We are currently conducting our due diligence and investigation of 518 Media and its business, and there is no assurance that the transaction will be completed. If the transaction fails, we will be required to issue an additional 425,000 shares of common stock, and be forced to resume searching for another business opportunity, incurring both the cost and time associated therewith.

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

The consummation of the transactions contemplated by the letter of intent is conditioned on the parties negotiating and entering into a definitive agreement and obtaining the required shareholder approvals. The letter of intent further states that as a condition precedent to the closing of the merger with 518 Media the parties complete a private placement offering of our common shares at the offering price of $0.40 per share with a minimum of $400,000 and a maximum of $600,000 gross proceeds under the terms set forth in the letter of intent. Pursuant to the letter of intent, 518 Media has agreed not to solicit, engage in or encourage discussions concerning an acquisition with another party until April 30, 2006. On April 25, 2006, this deadline was extended to June 30, 2006.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the statement of operations. SFAS 123R was effective beginning January 1, 2006. The adoption of SFAS 123R did have any immediate effect on the Company as the Company does not currently have stock options or any other share-based payment arrangement outstanding. The future impact of adoption will be dependent on several factors, including but not limited to, our future stock-based compensation strategy and our stock price volatility.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 is effective for accounting changes and corrections of errors made in fiscal year 2006 and beyond. The effect of this statement on the Company’s financial statements will depend on the nature and significance of future accounting changes subject to this statement.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended March 31, 2006, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On April 25, 2006, Ameralink, Inc. and 518 Media, Inc. amended their non-binding letter of intent such that it would remain effective until June 30, 2006.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(10)	Amendment to Letter of Intent	This filing

2	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

3	(32)	Section 1350 Certification	This filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERALINK, INC.

Dated: May 22, 2006	By	/s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)