Form 10QSB
period 2006-06-30
AMERA LINK INC
filed 2006-08-18
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to _______________

Commission File Number 000-32311

Ameralink, Inc.

(Exact name of small business issuer as specified in charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-1010347 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 18, 2006, the Issuer had 7,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐   No  ☒

AMERALINK, INC.

FORM 10-QSB

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ameralink, Inc. has included its unaudited condensed balance sheets as of June 30, 2006 and December 31, 2005 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations for the three and six months ended June 30, 2006 and 2005, and for the period from December 31, 1998 (date of inception) through June 30, 2006, and unaudited condensed statements of cash flows for the six months ended June 30, 2006 and 2005, and for the period from December 31, 1998 (date of inception) through June 30, 2006, together with unaudited condensed notes thereto. In the opinion of management of Ameralink, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Ameralink, Inc. for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Ameralink, Inc. and the notes thereto for the year ended December 31, 2005 included in our annual report on Form 10-KSB.

AMERALINK, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current Assets
Receivable from attorney's trust account	$10,690	$-

Total Assets	$10,690	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$7,461	$8,071
Payable to officer/shareholder	16,080	8,834
Advance from 518 Media, Inc.	20,000	-
Total Current Liabilities	43,541	16,905

Shareholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares authorized; 7,000,000 shares issued and outstanding	7,000	7,000
Additional paid in capital	16,525	16,525
Deficit accumulated during the development stage	(56,376)	(40,430)
Total Shareholders' Deficit	(32,851)	(16,905)

Total Liabilities and Shareholders' Deficit	$10,690	$-

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from December 31, 1998 (date of inception) through June 30,
	2006	2005	2006	2005	2006

General and administrative expense	$11,221	$4,574	$15,946	$5,673	$56,376

Net Loss	$(11,221)	$(4,574)	$(15,946)	$(5,673)	$(56,376)

Loss Per Common Share	$-	$-	$-	$-

Weighted-Average Common Shares Outstanding	7,000,000	7,000,000	7,000,000	7,000,000

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		For the period from December 31, 1998 (date of inception) through
	June 30,		June 30,
	2006	2005	2006
Cash Flows From Operating Activities
Net loss	$(15,946)	$(5,673)	$(56,376)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Accounts payable	(610)	395	7,461
Payable to officers/shareholders	7,246	5,278	32,605
Receivable from attorney's trust account	(10,690)	-	(10,690)
Net Cash Used In Operating Activities	(20,000)	-	(27,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Advance received from 518 Media, Inc.	20,000	-	20,000
Proceeds from the sale of common stock	-	-	7,000
Net Cash Provided By Financing Activities	20,000	-	27,000
Net Increase In Cash	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Contribution of payable to officers/shareholders to additional paid-in capital	$-	$-	$16,525

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

Condensed Interim Financial Statements- The accompanying unaudited condensed financial statements of Ameralink, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2005 and for the period from December 31, 1998 (date of inception) through December 31, 2005, included in the Company’s annual report on Form 10-KSB. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2006, its results of operations for the three months ended June 30, 2006 and 2005, and its results of operations and cash flows for the six months ended June 30, 2006 and 2005, and for the period from December 31, 1998 (date of inception), through June 30, 2006. The results of operations for the three months and the six months ended June 30, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006.

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

Basic Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. At June 30, 2006, there are no potentially dilutive common stock equivalents.

(B) Agreement to Acquire 518 Media, Inc.

Effective August 11 2006, the Company entered into a definitive acquisition agreement to acquire 518 Media, Inc. (518 Media). 518 Media is a small California company which owns interests in various films and film distribution rights. The terms remained substantially the same as set forth in the February 22, 2006 letter of intent. Under the terms of the agreement, 518 Media would take control of the combined corporations, receiving 5,300,000 of the issued and outstanding shares of common stock totaling 8,534,000 shares (without taking into account the shares to be issued in a private placement). The current owners of 518 Media would become the officers and directors of the Company with the addition of one additional board member selected by the Company’s current board of directors. This new board member will be granted a three year option to acquire 450,000 shares of Ameralink common stock at $0.40 per share as an inducement to become a board member. The grant will include registration rights.

The consummation of the transaction is subject to meeting a number of conditions precedent including (1) the delivery of audited financial statements of 518 Media reflecting shareholder equity of no less than $90,000; (2) the receipt of at least $400,000 in total proceeds from the sale of Company shares and warrants at no less than $0.40 per share; (3) the obtaining of director and officer liability insurance; (4) the change of the corporate name to 518 Media; (5) the receipt of undertakings from the principals of 518 Media that they would offer to the Company all film and media prospects on a first right of refusal basis; and (6) obtaining shareholder approval of the acquisition. The parties have until September 30, 2006 to complete the transaction.

518 Media advanced $20,000 into the trust account of the Company's legal counsel to assist the Company in the payment of expenses in completing the acquisition. If the Company fails to complete the acquisition, the Company is obligated to issue 425,000 shares of restricted common stock to 518 Media in lieu of repayment of the advance.

(C) Related Party Transactions

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock). The total amount paid by the former principal shareholder was $16,525 through the date of the change of control. In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company. Since March 31, 2004, a new officer and shareholder has advanced the Company $16,080 for the payment of expenses incurred since the change of control.

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

Development Stage Company -  The Company has no current operations or revenues. The Company faces all of the risks inherent in the start-up of a new business and does not have a historical basis on which to evaluate whether or not its proposed business can be successful, including whether it can: implement a business model and pricing strategy that will permit it to operate profitably; hire and retain management and employees with the necessary skills to successfully implement its business strategy; and successfully develop and implement administrative and support systems such as personnel management, accounting records and controls, service and support, record keeping and office administration. 518 Media, Inc., which we wish to acquire, is also a newly-formed entity with only a small amount of revenue to date. Thus, the development stage risk factor will remain even upon the completion of the merger.

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

No Assurance of Completion of Acquisition The consummation of the merger with 518 Media is subject to a number of conditions precedent including but not limited to the raising of at least $400,000 by way of a private placement. There is no assurance that the transaction will be completed. If the transaction fails, we will be required to issue an additional 425,000 shares of common stock, and be forced to resume searching for another business opportunity, incurring both the cost and time associated therewith.

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

Effective August 11, 2006, we entered into a definitive acquisition agreement to acquire 518 Media. 518 Media is a small California company which owns interests in various films and film distribution rights The terms remained substantially the same as set forth in the Februrary 22, 2006 letter of intent. Under the terms of the agreement, 518 Media would take control of the combined corporations, receiving 5,300,000 of the issued and outstanding shares of common stock totaling 8,534,000 shares (without taking into account the shares to be issued in a private placement). The current owners of 518 Media would become the officers and directors of the Company with the addition of one additional board member selected by the Company’s current board of directors. The new board member will be granted a three year option to acquire 450,000 shares of Ameralink common stock at $0.40 per share as an inducement to become a board member. The grant will include registration rights.

The consummation of the transaction is subject to meeting a number of conditions precedent including (1) the delivery of audited financial statements of 518 Media reflecting shareholder equity of no less than $90,000; (2) the receipt of at least $400,000 in total proceeds from the sale of our shares and warrants at no less than $0.40 per share; (3) the obtaining of director and officer liability insurance; (4) the change of the corporate name to 518 Media; (5) the receipt of undertakings from the principals of 518 Media that they would offer to the Company all film and media prospects on a first right of refusal basis; and (6) obtaining shareholder approval of the acquisition The parties have until September 30, 2006 to complete the transaction.

518 Media advanced $20,000 into the trust account of our legal counsel to assist in the payment of expenses in completing the acquisition. If we fail to complete the acquisition, we will issue 425,000 of our restricted common stock to 518 Media in lieu of repayment of the advance. We expect to deliver the materials for shareholder consideration within 30 days.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We do not expect the adoption of FIN 48 to have a material effect on our financial position, results of operations, or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended June 30, 2006, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Ameralink in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(10)	Agreement and Plan of Merger	This filing

2	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

3	(32)	Section 1350 Certification	This filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERALINK, INC.

Dated: August 18, 2006	By	/s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)