Form 10QSB/A
period 2006-06-30
AMERA LINK INC
filed 2006-09-06
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

FORM 10-QSB/A

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

(B) Agreement to Acquire 518 Media, Inc.

Effective August 11 2006, the Company entered into a definitive acquisition agreement to acquire 518 Media, Inc. (518 Media). 518 Media is a small California company which owns interests in various films and film distribution rights. The terms remained substantially the same as set forth in the February 22, 2006 letter of intent. Under the terms of the agreement, 518 Media would take control of the combined corporations, receiving 5,300,000 of the issued and outstanding shares of common stock totaling 8,557,600 shares (without taking into account the shares to be issued in a private placement). The agreement was amended on September 6, 2006 to correct a misstatement of the number of shares to be issued and outstanding. The current owners of 518 Media would become the officers and directors of the Company with the addition of one additional board member selected by the Company’s current board of directors. This new board member will be granted a three year option to acquire 450,000 shares of Ameralink common stock at $0.40 per share as an inducement to become a board member. The grant will include registration rights.

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

Effective August 11, 2006, we entered into a definitive acquisition agreement to acquire 518 Media. 518 Media is a small California company which owns interests in various films and film distribution rights.  The terms remained substantially the same as set forth in the Februrary 22, 2006 letter of intent. Under the terms of the agreement, 518 Media would take control of the combined corporations, receiving 5,300,000 of the issued and outstanding shares of common stock totaling 8,557,600 shares (without taking into account the shares to be issued in a private placement). The agreement was amended on September 6, 2006 to correct a mistatement reflecting that there would only be 8,534,000 issued and outstanding. The misstatement was included in the original Form 10-QSB filing for the period ending June 30, 2006 thus necessitating this amendment. The current owners of 518 Media would become the officers and directors of the Company with the addition of one additional board member selected by the Company’s current board of directors. The new board member will be granted a three year option to acquire 450,000 shares of Ameralink common stock at $0.40 per share as an inducement to become a board member. The grant will include registration rights.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(10)	Agreement and Plan of Merger	This filing

2	(10)	Amendment to Agreement and Plan of Merger	This filing

3	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

4	(32)	Section 1350 Certification	This filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERALINK, INC.

Dated: September 6, 2006	By	/s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)