Form 10QSB
period 2006-09-30
AMERA LINK INC
filed 2006-11-20
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2006, the Issuer had 7,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

AMERALINK, INC.

FORM 10-QSB

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ameralink, Inc. has included its unaudited condensed balance sheets as of September 30, 2006 and December 31, 2005 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations for the three and nine months ended September 30, 2006 and 2005, and for the period from December 31, 1998 (date of inception) through September 30, 2006, and unaudited condensed statements of cash flows for the nine months ended September 30, 2006 and 2005, and for the period from December 31, 1998 (date of inception) through September 30, 2006, together with unaudited condensed notes thereto. In the opinion of management of Ameralink, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Ameralink, Inc. for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Ameralink, Inc. and the notes thereto for the year ended December 31, 2005 included in our annual report on Form 10-KSB.

AMERALINK, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current Assets
Receivable from attorney's trust account	$721	$-

Total Assets	$721	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$16,750	$8,071
Payable to officer/shareholder	16,080	8,834
Advance from 518 Media, Inc.	20,000	-
Total Current Liabilities	52,830	16,905

Shareholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares authorized; 7,000,000 shares issued and outstanding	7,000	7,000
Additional paid in capital	16,525	16,525
Deficit accumulated during the development stage	(75,634)	(40,430)
Total Shareholders' Deficit	(52,109)	(16,905)

Total Liabilities and Shareholders' Deficit	$721	$-

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from December 31, 1998 (date of inception) through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

General and administrative expense	$19,258	$1,416	$35,204	$7,089	$75,634

Net Loss	$(19,258)	$(1,416)	$(35,204)	$(7,089)	$(75,634)

Loss Per Common Share	$-	$-	$-	$-

Weighted-Average Common Shares Outstanding	7,000,000	7,000,000	7,000,000	7,000,000

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the period from December 31, 1998 (date of inception) through
	September 30,		September 30,
	2006	2005	2006
Cash Flows From Operating Activities
Net loss	$(35,204)	$(7,089)	$(75,634)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Accounts payable	8,679	759	16,750
Payable to officers/shareholders	7,246	6,330	32,605
Receivable from attorney's trust account	(721)	-	(721)
Net Cash Used In Operating Activities	(20,000)	-	(27,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Advance received from 518 Media, Inc.	20,000	-	20,000
Proceeds from the sale of common stock	-	-	7,000
Net Cash Provided By Financing Activities	20,000	-	27,000
Net Increase In Cash	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Contribution of payable to officers/shareholders to additional paid-in capital	$-	$-	$16,525

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

Condensed Interim Financial Statements- The accompanying unaudited condensed financial statements of Ameralink, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2005 and for the period from December 31, 1998 (date of inception) through December 31, 2005, included in the Company’s annual report on Form 10-KSB. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2006, its results of operations for the three months ended September 30, 2006 and 2005, and its results of operations and cash flows for the nine months ended September 30, 2006 and 2005, and for the period from December 31, 1998 (date of inception), through September 30, 2006. The results of operations for the three months and the nine months ended September 30, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006.

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

Basic Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. At September 30, 2006, there are no potentially dilutive common stock equivalents.

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

The consummation of the transaction is subject to meeting a number of conditions precedent including (1) the delivery of audited financial statements of 518 Media reflecting shareholder equity of no less than $90,000; (2) the receipt of at least $400,000 in total proceeds from the sale of Company shares and warrants at no less than $0.40 per share; (3) the obtaining of director and officer liability insurance; (4) the change of the corporate name to 518 Media; (5) the receipt of undertakings from the principals of 518 Media that they would offer to the Company all film and media prospects on a first right of refusal basis; and (6) obtaining shareholder approval of the acquisition. To date, the conditions precedent have not been met and the parties have entered into discussions about whether or not it is advisable to proceed with the transaction.

518 Media advanced $20,000 into the trust account of the Company’s legal counsel to assist the Company in the payment of expenses in completing the acquisition. If the Company fails to complete the acquisition, the Company is obligated to issue 425,000 shares of restricted common stock to 518 Media in lieu of repayment of the advance.

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

Dependence on Management - The Company is heavily dependent upon the skill, talents, and abilities of its president, Robert Freiheit. Mr. Freiheit will be primarily responsible for the decisions concerning the implementation of a business model. Mr. Freiheit will not devote his full business time to the Company and will continue to be engaged in outside business activities. The Company will be dependent upon the business acumen and expertise of management and the applicability of their backgrounds to the business decisions required to be made on behalf of the Company. Any completed acquisition will also be heavily dependent upon its management.

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

Control of the Company by Management - The two directors of the Company currently hold voting and dispositive power over an aggregate of 6,973,600 shares of Common Stock, which represents 99.6% of the currently issued and outstanding Common Stock. Since action by the stockholders on most matters, including the election of directors, only requires approval by a vote of the majority of shares voted on the mater, the current directors and executive officers of the Company will be able to significantly influence, if not control, the election of directors of the Company and the outcome of other matters submitted to the stockholders for consideration.

No Assurance of Completion of Acquisition - The consummation of the merger with 518 Media is subject to a number of conditions precedent including ones which have not be met and may not been met. Therefore, there is no assurance that the transaction will be consummated which would require us to issue 425,000 shares of our common stock to the shareholders of 518 Media without acquiring an operating business.

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

The consummation of the transaction is subject to meeting a number of conditions precedent including (1) the delivery of audited financial statements of 518 Media reflecting shareholder equity of no less than $90,000; (2) the receipt of at least $400,000 in total proceeds from the sale of our shares and warrants at no less than $0.40 per share; (3) the obtaining of director and officer liability insurance; (4) the change of the corporate name to 518 Media; (5) the receipt of undertakings from the principals of 518 Media that they would offer to the Company all film and media prospects on a first right of refusal basis; and (6) obtaining shareholder approval of the acquisition. To date, the conditions precedent have not been met and the parties have entered into discussions about whether or not it is advisable to proceed with the transaction.

518 Media has advanced $20,000 into the trust account of our legal counsel to assist in the payment of expenses in completing the acquisition. If we fail to complete the acquisition, we will issue 425,000 of our restricted common stock to 518 Media in lieu of repayment of the advance. We expect to deliver the materials for shareholder consideration within 30 days.

Our audit reflects the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Our majority stockholder has agreed that he will advance any additional funds which are needed for operating capital and for costs in connection with completing the transaction.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the statement of operations. SFAS 123R was effective beginning January 1, 2006. The adoption of SFAS 123R did not have any immediate effect on the Company as the Company does not currently have stock options or any other share-based payment arrangement outstanding. The future impact of adoption will be dependent on several factors, including but not limited to, our future stock-based compensation strategy and our stock price volatility.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial reporting and disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158), which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS 158 to have a material impact on our financial reporting and disclosures.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended September 30, 2006, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Ameralink in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERALINK, INC.

Dated: November 20, 2006	By	/s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)