Form 10KSB
period 2006-12-31
AMERA LINK INC
filed 2007-04-16
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number      000-32311

Ameralink, Inc.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-1010347 (I.R.S. Employer Identification No.)

1940 Zinfandel Drive, Suite R, Rancho Cordova, CA (Address of principal executive offices)	95670 (Zip Code)

Issuer's telephone number (916) 768-2160

Securities registered under section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None
Securities registered under section 12(g) of the Act:
None

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒    No☐

The Issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting common stock held by non-affiliates of the Issuer was not determinable because the common stock does not trade on any market.

As of April 11, 2007, the Issuer had 7,425,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes          No  X

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Ameralink, Inc., or Ameralink was incorporated in the State of Nevada on December 31, 1998, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the development stage since inception. Effective August 11, 2006, we entered into a definitive acquisition agreement to acquire 518 Media, Inc. (518 Media). 518 Media is a small California corporation, which owns small percentage interests in various films and certain film distribution rights. The consummation of the acquisition was subject to meeting a number of conditions required for the closing of the transaction. The agreement was terminated effective December 8, 2006, pursuant to its terms because the parties were unable to satisfy certain conditions required for the closing of the transaction. On termination, the acquisition agreement provided for the issuance of 425,000 shares of our restricted common stock with piggy-back registration rights to the shareholders of 518 Media in consideration of the $20,000 advanced to us by 518 Media in connection with the proposed transaction. In March 2007, we instructed the transfer agent to issue 425,000 shares in satisfaction of all obligations to 518 Media. The $20,000 advance by 518 Media was expended on legal and other due diligence costs incurred in attempting to complete the transaction. Thus, Ameralink remains without active business operations and at this time we are considered a “Black Check” company.

We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We intend to file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

We will attempt to locate and negotiate with a business entity for the merger of that target business into Ameralink. In certain instances, a target business may wish to become a subsidiary of Ameralink or may wish to contribute assets to Ameralink rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

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

We may seek a business opportunity with entities which have recently commenced operations, or wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of Ameralink which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in Ameralink following any merger or acquisition. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

There are approximately 43 stockholders currently of our outstanding common stock. We have not paid dividends on our common stock in the past and do not currently anticipate that we will do so in the immediate future. We intend to retain earnings, if any, to support the growth of our business. Any future cash dividends would depend on future earnings, capital requirements, and our financial position and other factors deemed relevant by the board of directors.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Forward looking statements

This report and other information made publicly available from time to time may contain certain forward-looking statements and other information relating to Ameralink and its business that are based on the beliefs of management and assumptions made concerning information then currently available to management. Such statements reflect the views of management at the time they are made and are not intended to be accurate descriptions of the future. The discussion of future events, including the business prospects of Ameralink, is subject to the material risks listed below under "Risk Factors" and assumptions made by management.

Risk factors

The material risks that we believe are faced by Ameralink as of the date of this report are set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect the business and prospects of Ameralink. These risks include:

Development Stage Company

We have no current operations, revenues, or significant assets. We face all of the risks inherent in the start-up of a new business and do not have a historical basis on which to evaluate whether or not our proposed business can be successful, including whether we can implement a business model and pricing strategy that will permit us to operate profitably; hire and retain management and employees with the necessary skills to successfully implement our business strategy; and successfully develop and implement administrative and support systems such as personnel management, accounting records and controls, service and support, record keeping and office administration.

Dependence on Management

We are heavily dependent upon the skill, talents, and abilities of our president, Robert Freiheit. Mr. Freiheit will be primarily responsible for the decisions concerning the implementation of a business model. Mr. Freiheit will not devote his fully business time to Ameralink and will continue to be engaged in outside business activities. We will be dependent upon the business acumen and expertise of management and the applicability of their backgrounds to the business decisions required to be made on our behalf.

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

Lack of Dividends

It is anticipated that we will invest any profits generated from our operations, and therefore, it is unlikely that we will pay dividends on our common stock in the foreseeable future.

Control of Ameralink by Management

The two directors of Ameralink currently hold voting and dispositive power over an aggregate of 6,973,600 shares of our common stock, which represents 93.9% of the currently issued and outstanding common stock. Since action by the stockholders on most matters, including the election of directors, only requires approval by a vote of the majority of shares voted on the mater, the current directors and executive officers of Ameralink will be able to significantly influence, if not control, the election of directors of Ameralink and the outcome of other matters submitted to the stockholders for consideration.

Unforeseen Risks

In addition to the above risks, the future business of Ameralink will be subject to risks not currently foreseen or fully appreciated by our management.

Should one or more of these or other risks materialize, or if the underlying assumptions of management prove incorrect, actual results may vary materially from those described in the forward-looking statements. We do not intend to update these forward-looking statements, except as may occur in the regular course of our periodic reporting obligations.

Plan of Operations

We were formed to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company under the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. We have considered certain acquisition candidates, but have not yet consummated any of these transactions.

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

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our Chief Executive Officer has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Our audit reflects the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our majority stockholders have agreed that they will advance additional funds which are needed for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholder will advance to us. We will not borrow any funds for the purpose of repaying advances made by such stockholder, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We do not expect the adoption of FIN 48 to have a material effect on our financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for our fiscal year that begins after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

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

In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material effect on our financial statements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are set forth immediately following the signature page beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the year ended December 31, 2006, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by Ameralink, Inc. in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
AND CORPORATE GOVERNANCE;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is the name and age of each executive officer and director of Ameralink, together with all positions and offices held by each, the term of office, and the period during which each has served:

Name	Age	Position and Office Held	Director and/or Executive Officer Since
Robert Freiheit	53	Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer	April 1, 2004

Thomas J. Manz	57	Member, Board of Directors, Secretary/Treasurer	April 1, 2004

Mr. Freiheit and Mr. Manz were appointed to serve as directors until the next meeting of stockholders or until replaced by a vote of the stockholders.

There is no family relationship among the current directors and executive officers. The following sets forth brief biographical information for each director and executive officer of Ameralink.

Rob Freiheit, Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer

Mr. Freiheit, age 53, has served as a board member for a number of private and public companies. He has also held the position of Chief Executive Officer and President for private and public entities. Mr. Freiheit is currently President of a private held real estate development firm with over 2 million square feet of industrial space under management. In 1986, he founded Liberty Associates LLC, a privately held construction, land entitlement and finance company focused on advancing growth in the industrial and warehouse sector. Mr. Freiheit is managing member of Auto Village LLC, an independent auto dealership with over $10 million in sales. A member in good standing of the National Association of Independent Auto Dealers, he is committed to enhancing the image of independent auto dealers with the public and California legislators. He also serves as Chairman of the Board and Co-CEO of Accredited Adjusters, Inc., which provides vehicle management services to banks and credit unions in the Western States. Mr. Freiheit is a graduate of Ohio State University in finance and chemistry.

Thomas J. Manz, Member, Board of Directors, Secretary/Treasurer

Thomas J. Manz, age 57, a Director, has been an owner, director, or managing member of various businesses related to real estate development and financial services for more than twenty years. Mr. Manz has been involved in numerous construction and development projects encompassing millions of square feet, ranging from residential homes to commercial centers. In addition, he has served as an operating officer and Founding Director of M.L. Oates Insurance Co., which was sold in 1993; Director of United Way of Sacramento from 1989 to 1992; a Founding Director of Roseville First National Bank from 1990; and Chairman of the Board of the Roseville First National Bank from 1993 to 2000. When the Roseville First National Bank merged with Western Sierra Bancorp in 2000, Mr. Manz continued to serve as a Director until May 2005. In addition, Mr. Manz served as the Co-Chairman of Western Sierra Bank, which is wholly owned by Western Sierra Bancorp. Mr. Manz has also held the position of Founding Director of Pacific Coast Banker's Bank from 1995 until April 2005. Mr. Manz holds a Bachelor of Science degree from Iowa State University.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and other persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of Ameralink on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. The reports of Robert Freiheit and Thomas Manz for the year ended December 31, 2006 were not filed. Other than the foregoing, we believe that all reports required by section 16(a) for transactions in the year ended December 31, 2006, were timely filed.

Audit Committee and Financial Expert

We do not have an Audit Committee. The members of the Board of Directors perform some of the same functions of an Audit Committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

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

ITEM 10. EXECUTIVE COMPENSATION

Robert Freiheit became Chief Executive Officer of Ameralink on April 1, 2004. Mr. Freiheit has not received any compensation for his services rendered, and has not accrued any compensation pursuant to any agreement with us. However, our Chief Executive Officer anticipates receiving benefits as a beneficial stockholder and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information as to each person owning of record or who was known by us to own beneficially more than 5% of the 7,425,000 shares of common stock outstanding as of April 11, 2007, and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners	Number of Shares of Common Stock Held	Percent of Ownership
Robert Freiheit 1940 Zinfandel Drive, Suite R Rancho Cordova, CA 95670	4,184,000	56.3%

Thomas J. Manz 4210 East Lane Sacramento, California 95864	2,789,600	37.6%

All Officers and Directors as a Group (2)	6,973,600	93.9%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Since the inception of Ameralink through the date of the change of control described above, the operating expenses of Ameralink were paid by our former principal shareholder (with the exception of expenses paid by the initial proceeds from the sale of common stock). The total amount paid by the former principal shareholder was $16,525 through the date of the change of control. In connection with the change of control, the former principal shareholder contributed the amount owed to him by Ameralink totaling $16,525 back to the capital of Ameralink. Since March 31, 2004, new officers and shareholders have advanced Ameralink $19,993 for the payment of expenses incurred since March 31, 2004.

Ameralink neither owns nor leases any real or personal property. Office services are provided without charge by an officer and director. Such costs are not significant to the financial statements and accordingly, have not been reflected therein.

ITEM 13. EXHIBITS

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(3)	Articles of Incorporation	Incorporated by reference(1)

2	(3)	Bylaws	Incorporated by reference(1)

3	(10)	Letter of Intent dated October 7, 2004 between Ameralink, Inc. and Global Sports Entertainment Group	Incorporated by reference(2)

4	(10)	Letter of Intent dated February 22, 2006 between Ameralink, Inc. and 518 Media, Inc.	Incorporated by reference(3)

5	(10)	Agreement and Plan of Merger dated August 11, 2006 among Ameralink, Inc., AMLK Sub Corp., 518 Media, Inc., and the shareholders of 518 Media, Inc.	Incorporated by reference(4)

6	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

7	(32)	Section 1350 Certification	This filing
_________________________

(1)	Incorporated by reference from Ameralink's registration statement on Form 10-SB filed with the Commission on February 7, 2001, and amended March 13, 2001.

(2)	Incorporated by reference from Ameralink’s report on Form 8-K, dated as of October 7, 2004.

(3)	Incorporated by reference from Ameralink’s report on Form 8-K, dated as of February 22, 2006.

(4)	Incorporated by reference from Ameralink’s quarterly report on Form 10-QSB for the quarter ended June 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended December 31, 2006 and 2005 have been audited by our principal accountant, Hansen, Barnett & Maxwell, who have also provided all income tax return preparation services during those years. The Chief Executive Officer pre-approves all audit and non-audit services prior to the performance of services by our independent accountants. The percentage of hours expended on the audit by persons other than full time, permanent employees of each accounting firm was zero.

Audit Fees

Aggregate fees billed to us during years ended December 31, 2006 and 2005 for professional services by our principal accountants, for the audit of our annual financial statements and the review of quarterly financial statements were $5,627 and $4,872, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us during the years ended December 31, 2006 and 2005 for professional services by our principal accountants for tax compliance, tax advice, and tax planning were $1,191 and $89, respectively.

All Other Fees

Aggregate fees billed during the years ended December 31, 2006 and 2005 for products or other services by our principal accountants that are not reported in the previous three paragraphs were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMERALINK, INC.

Dated: April 16, 2007	By	/s/ Robert Freiheit
Robert Freiheit, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2007	By	/s/ Robert Freiheit
Robert Freiheit, Director

Dated: April 16, 2007	By	/s/ Thomas J. Manz
Thomas J. Manz, Director

AMERALINK, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet - December 31, 2006	F-3

Statements of Operations for the Years Ended December 31, 2006 and 2005 and for the Period from December 31, 1998 (Date of Inception) through December 31, 2006	F-4

Statements of Stockholders’ Deficit for the Period from December 31, 1998 (Date of Inception) through December 31, 2004 and for the Years Ended December 31, 2005 and 2006	F-5

Statements of Cash Flows for the Years Ended December 31, 2006 and 2005 and for the Period from December 31, 1998 (Date of Inception) through December 31, 2006	F-6

Notes to Financial Statements	F-7

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Ameralink, Inc.

We have audited the accompanying balance sheet of Ameralink, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005 and for the period from December 31, 1998 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameralink, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from December 31, 1998 (date of inception) through December 31, 2006 in accordance with the U.S. generally accepted accounting principles.

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

HANSEN, BARNETT & MAXWELL, P.C.
April 16, 2007
Salt Lake City, Utah

AMERALINK, INC.
(A Development Stage Company)
Balance Sheet

December 31, 2006

ASSETS

Current Assets
Receivable from attorney's trust account	$212

Total Assets	$212

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$18,879
Payable to officers/shareholders	19,993
Advance from 518 Media, Inc.	20,000
Total Current Liabilities	58,872

Stockholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares authorized; 7,000,000 shares issued and outstanding	7,000
Additional paid in capital	16,525
Deficit accumulated during the development stage	(82,185)
Total Stockholders' Deficit	(58,660)

Total Liabilities and Stockholders' Deficit	$212

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
Statements of Operations

	For the Years Ended December 31,		For the period from December 31, 1998 (date of inception) through
	2006	2005	December 31, 2006

General and administrative expense	$41,755	$7,946	$82,185

Net Loss	$(41,755)	$(7,946)	$(82,185)

Loss Per Common Share	$(0.01)	$-

Weighted-Average Common Shares Outstanding	7,000,000	7,000,000

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit

For the Period from December 31, 1998 (date of inception) through December 31, 2004:

Issuance of stock for cash on January 12,1999 at $0.001 per share	7,000,000	$7,000	$-	$-	$7,000

Contribution of payable to officer/shareholder to additional paid-in capital	-	-	16,525	-	16,525

Net loss	-	-	-	(32,484)	(32,484)

Balance - December 31, 2004	7,000,000	7,000	16,525	(32,484)	(8,959)

Net loss	-	-	-	(7,946)	(7,946)

Balance - December 31, 2005	7,000,000	7,000	16,525	(40,430)	(16,905)

Net loss	-	-	-	(41,755)	(41,755)

Balance - December 31, 2006	7,000,000	$7,000	$16,525	$(82,185)	$(58,660)

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended December 31,		For the period from December 31, 1998 (date of inception) through December 31,
	2006	2005	2006
Cash Flows From Operating Activities
Net loss	$(41,755)	$(7,946)	$(82,185)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Receivable from attorney's trust account	(212)	-	(212)
Increase in payable to officers/shareholders	11,159	6,830	36,518
Accounts payable	10,808	1,116	18,879
Net Cash Used In Operating Activities	(20,000)	-	(27,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Advance received from 518 Media, Inc.	20,000	-	20,000
Net Cash Provided By Financing Activities	20,000	-	27,000
Net Increase In Cash And Cash Equivalents	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Contribution of payable to officer/shareholder to additional paid-in capital	$-	$-	$16,525

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

Use of Estimates— The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Those standards require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Business Condition - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management’s plans include merging with an operating company and raising additional funds to meet its ongoing expenses through shareholder loans or private placement of its equity securities. There is no assurance that the Company will be successful in merging with an operating company or raising additional capital or loans, and if so, on terms favorable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Loss Per Share - Loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. At December 31, 2006 and 2005, there were no potentially dilutive common stock equivalents.

AMERALINK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 2 - AGREEMENT TO ACQUIRE 518 MEDIA, INC.

Effective August 11 2006, the Company entered into a definitive acquisition agreement to acquire 518 Media, Inc. (518 Media). 518 Media is a small California company which owns interests in various films and film distribution rights. Under the terms of the agreement, 518 Media would have taken control of the combined corporations, receiving 5,300,000 of the issued and outstanding shares of common stock totaling 8,557,600 shares (without taking into account the shares to be issued in a private placement). The current owners of 518 Media would have become the officers and directors of the Company with the addition of one additional board member selected by the Company’s current board of directors. The consummation of the transaction was subject to meeting a number of conditions precedent to closing. The agreement provided that the parties were to have completed the transaction by September 30, 2006, although the parties continued to work after that date towards meeting the conditions precedent. The agreement was formally terminated effective December 8, 2006, because the parties were unable to satisfy certain of the conditions required for the closing of the transaction.

In connection with the agreement, 518 Media had advanced $20,000 into the trust account of the Company’s legal counsel to assist the Company in the payment of expenses in completing the acquisition. Upon termination, the agreement provided for the issuance of 425,000 shares of restricted common stock with piggy-back registration rights to 518 Media in consideration for the advance received. In March 2007, the Company instructed the transfer agent to issue 425,000 shares in satisfaction of all obligations to 518 Media.

NOTE 3 - COMMON STOCK

The Company is authorized to issue 25,000,000 shares of common stock at $0.001 par value. On January 12, 1999, the Company issued 7,000,000 shares of its $0.001 par value common stock to the founders of the Company for cash in the amount of $7,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock). The total amount paid by the former principal shareholder was $16,525 through the date of the change of control. In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company. Since March 31, 2004, new officers and shareholders have advanced the Company $19,993 for the payment of expenses incurred since March 31, 2004.

The Company neither owns nor leases any real or personal property. Office services are provided without charge by an officer and director of the Company. Such costs are not significant to the financial statements and accordingly, have not been reflected therein.

AMERALINK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 5 - INCOME TAXES

At December 31, 2006, the Company has net operating losses available for carry forward in the approximate amount of $82,000. These net operating losses expire in years through 2026. The utilization of the net operating loss carry forward is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized. No income tax benefit or deferred tax asset has been recorded in the financial statements because it has not yet been determined to be more likely than not that such tax benefits will be realized. The components of net deferred tax assets and liabilities were as follows at December 31, 2006:

Deferred tax asset - Operating loss carry forwards	$27,943
Valuation allowance	(27,943)
Net deferred tax asset	$-

The valuation allowance increased $14,197 and $2,701 during the years ended December 31, 2006 and 2005, respectively. The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying consolidated financial statements for the years ended December 31, 2006 and 2005:

	2006	2005
Income tax benefit at statutory rate (34%)	$(14,197)	$(2,701)
Change in valuation allowance	14,197	2,701
Net income tax benefit	$-	$-