Form 10QSB
period 2007-03-31
AMERA LINK INC
filed 2007-05-21
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 17, 2007, the Issuer had 7,425,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

AMERALINK, INC.

FORM 10-QSB

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ameralink, Inc. has included its unaudited condensed balance sheets as of March 31, 2007 and December 31, 2006 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations and cash flows for the three months ended March 31, 2007 and 2006, and for the period from December 31, 1998 (date of inception) through March 31, 2007, together with unaudited condensed notes thereto. In the opinion of management of Ameralink, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Ameralink, Inc. for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Ameralink, Inc. and the notes thereto for the year ended December 31, 2006 included in our annual report on Form 10-KSB.

AMERALINK, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

Current Assets

Receivable from attorney's trust account	$2	$212

Total Assets	$2	$212

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Accounts payable	$24,374	$18,879

Payable to officers/shareholders	20,253	19,993

Advance from 518 Media, Inc.	-	20,000

Total Current Liabilities	44,627	58,872

Shareholders' Deficit

Common stock, $0.001 par value; 25,000,000 shares authorized; 7,425,000 shares and 7,000,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	7,425	7,000
Additional paid in capital	36,100	16,525
Deficit accumulated during the development stage	(88,150)	(82,185)
Total Shareholders' Deficit	(44,625)	(58,660)

Total Liabilities and Shareholders' Deficit	$2	$212

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Period from December 31, 1998 (date of inception)through
	March 31,		March 31,
	2007	2006	2007

General and administrative expense	$5,965	$4,725	$88,150

Net Loss	$(5,965)	$(4,725)	$(88,150)

Loss Per Common Share	$-	$-

Weighted-Average Common Shares Outstanding	7,042,500	7,000,000

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the period from December 31, 1998 (date of inception) through
	March 31,		March 31,
	2007	2006	2007
Cash Flows From Operating Activities
Net loss	$(5,965)	$(4,725)	$(88,150)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Receivable from attorney's trust account	210	(18,940)	(2)
Increase in payable to officers/shareholders	260	3,495	36,778
Accounts payable	5,495	170	24,374
Net Cash Used In Operating Activities	-	(20,000)	(27,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Advance received from 518 Media, Inc.		20,000	20,000
Net Cash Provided By Financing Activities	-	20,000	27,000
Net Increase In Cash	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Settlement of liability to 518 Media, Inc. for issuance of stock	$20,000	$-	$20,000
Contribution of payable to officers/shareholders to additional paid-in capital	$-	$-	$16,525

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements

(A) Organization, Change in Control and Significant Accounting Policies

Organization, Nature of Operations and Change in Control - Ameralink, Inc. ("the Company") was incorporated in the State of Nevada on December 31, 1998, organized to engage in any lawful corporate business, including but not limited to, participating in mergers with, and the acquisitions of, other companies. The Company is in the development stage and has not yet commenced any formal business operations other than organizational matters. On March 31, 2004, two individuals acquired 99.6% of the stock of the Company from shareholders of the Company for $225,000. At that time, control of the Company was transferred to a new board of directors. The change of control did not constitute a business combination or reorganization, and consequently, the assets and liabilities of the Company continued to be recorded at historical cost.

Condensed Interim Financial Statements - The accompanying unaudited condensed financial statements of Ameralink, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2006 and for the period from December 31, 1998 (date of inception) through December 31, 2006, included in the Company’s annual report on Form 10-KSB. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2007, its results of operations and cash flows for the three months ended March 31, 2007 and 2006, and for the period from December 31, 1998 (date of inception), through March 31, 2007. The results of operations for the three months ended March 31, 2007, may not be indicative of the results that may be expected for the year ending December 31, 2007.

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

Basic Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. At March 31, 2007, there are no potentially dilutive common stock equivalents.

(B) Agreements with 518 Media, Inc.

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

(C) Related Party Transactions

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock). The total amount paid by the former principal shareholder was $16,525 through the date of the change of control. In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company. Since March 31, 2004, new officers and shareholders have advanced the Company $20,253 for the payment of expenses incurred since the change of control.

The Company neither owns nor leases any real or personal property. Office services are provided without charge by an officer and director of the Company. Such costs are not significant to the financial statements and accordingly, have not been reflected herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis set forth in Ameralink, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2006. As used herein, “we,” “our,” “us” and the like refer to Ameralink, Inc.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157.  We are currently evaluating whether to adopt SFAS No. 159.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended March 31, 2007, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Ameralink in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

518 Media had advanced $20,000 into the trust account of the Company’s legal counsel to assist the Ameralink in the payment of expenses pursuant to the acquisition agreement between Ameralink and 518 Media. Upon termination, the agreement provided for the issuance of 425,000 shares of restricted common stock with piggy-back registration rights to 518 Media in consideration for the advance received. In March 2007, the Company instructed the transfer agent to issue 425,000 shares in satisfaction of all obligations to 518 Media.

All such securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

AMERALINK, INC.

Dated: May 21, 2007	By	/s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)