Form 10QSB
period 2007-06-30
AMERA LINK INC
filed 2007-08-14
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 14, 2007, the Issuer had 7,425,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

AMERALINK, INC.

FORM 10-QSB

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Ameralink, Inc. has included its unaudited condensed balance sheets as of June 30, 2007 and December 31, 2006 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations for the three and six months ended June 30, 2007 and 2006, and for the period from December 31, 1998 (date of inception) through June 30, 2007, and unaudited condensed statements of cash flows for the six months ended June 30, 2007 and 2006, and for the period from December 31, 1998 (date of inception) through June 30, 2007, together with unaudited condensed notes thereto.  In the opinion of management of Ameralink, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Ameralink, Inc. for the interim periods presented.  The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Ameralink, Inc. and the notes thereto for the year ended December 31, 2006 included in our annual report on Form 10-KSB.

AMERALINK,  INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

Current Assets
Receivable from attorney's trust account	$2	$212

Total Assets	$2	$212

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$23,379	$18,879
Payable to officers/shareholders	23,996	19,993
Advance from 518 Media, Inc.	-	20,000
Total Current Liabilities	47,375	58,872

Shareholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares authorized; 7,425,000 shares and 7,000,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	7,425	7,000
Additional paid in capital	36,100	16,525
Deficit accumulated during the development stage	(90,898)	(82,185)
Total Shareholders' Deficit	(47,373)	(58,660)

Total Liabilities and Shareholders' Deficit	$2	$212

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from December 31, 1998 (date of inception) through June 30,
	2007	2006	2007	2006	2007

General and administrative expense	$2,748	$11,221	$8,713	$15,946	$90,898

Net Loss	$(2,748)	$(11,221)	$(8,713)	$(15,946)	$(90,898)

Loss Per Common Share	$-	$-	$-	$-

Weighted-Average Common Shares Outstanding	7,425,000	7,000,000	7,234,807	7,000,000

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		For the period from December 31, 1998 (date of inception)
	June 30,		through
	2007	2006	June 30, 2007
Cash Flows From Operating Activities
Net loss	$(8,713)	$(15,946)	$(90,898)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Receivable from attorney's trust account	210	(10,690)	(2)
Payable to officers/shareholders	4,003	7,246	40,521
Accounts payable	4,500	(610)	23,379
Net Cash Used In Operating Activities	-	(20,000)	(27,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Advance received from 518 Media, Inc.		20,000	20,000
Net Cash Provided By Financing Activities	-	20,000	27,000
Net Increase In Cash	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Settlement of liability to 518 Media, Inc. by issuance of 425,000 shares of common stock	$20,000	$-	$20,000
Contribution of payable to officers/shareholders to additional paid-in capital	$-	$-	$16,525

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

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of Ameralink, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2006 and for the period from December 31, 1998 (date of inception) through December 31, 2006, included in the Company’s annual report on Form 10-KSB.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2007, its results of operations for the three months ended June 30, 2007 and 2006, and its results of operations and cash flows for the six months ended June 30, 2007 and 2006, and for the period from December 31, 1998 (date of inception), through June 30, 2007. The results of operations for the three months and the six months ended June 30, 2007, may not be indicative of the results that may be expected for the year ending December 31, 2007.

Business Condition– The accompanying financial statements have been prepared in conformity with  accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management’s plans include seeking a merger or acquisition candidate, or raising additional funds to meet its ongoing expenses through shareholder loans or private placement of its equity securities.  There is no assurance that the Company will be successful in finding a merger or acquisition candidate or raising additional capital or loans, and if so, on terms favorable to the Company.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basic Loss Per Share– Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  At June 30, 2007 and 2006, there were no potentially dilutive common stock equivalents.

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

(C)  Related Party Transactions

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company.  Since March 31, 2004, new officers and shareholders have advanced the Company $23,996 for the payment of expenses incurred since the change of control.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended June 30, 2007, a review and evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Ameralink in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERALINK, INC.

Dated: August 14, 2007	By	/s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)