Form 10KSB
period 2007-12-31
AMERA LINK INC
filed 2008-03-31
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of March 27, 2008, the Issuer had 7,425,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  __  No   X

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

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholders will no longer be in our control. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

We did not repurchase any of its shares during the fourth quarter of the fiscal year covered by this report.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls.

Our management evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Based on that evaluation, we have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods.  The foregoing conclusion is based, in part, on the fact that we are a small public company in the development stage, with no current revenues and no employees. In addition, we outsource all of our accounting and bookkeeping functions to a third-party accounting firm.

Management's Report On Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

As of the end of the period covered by this annual report, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The evaluation of our internal controls over financial reporting was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Limitations on the Effectiveness of Internal Controls.  Our management does not expect that our internal control over financial reporting will necessarily prevent all fraud and material error. Our internal controls over financial reporting are designed to provide reasonable assurance of achieving our objectives.  We have concluded that our internal controls over financial reporting are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls.  There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
AND CORPORATE GOVERNANCE;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is the name and age of each executive officer and director of Ameralink, together with all positions and offices held by each, the term of office, and the period during which each has served:

Name	Age	Position and Office Held	Director and/or Executive Officer Since
Robert Freiheit	54	Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer	April 1, 2004
Thomas J. Manz	58	Member, Board of Directors, Secretary/Treasurer	April 1, 2004

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

Rob Freiheit, Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer

Mr. Freiheit, age 54, has served as a board member for a number of private and public companies. He has also held the position of Chief Executive Officer and President for private and public entities. Mr. Freiheit is currently President of a private held real estate development firm with over 2 million square feet of industrial space under management. In 1986, he founded Liberty Associates LLC, a privately held construction, land entitlement and finance company focused on advancing growth in the industrial and warehouse sector. Mr. Freiheit is managing member of Auto Village LLC, an independent auto dealership with over $10 million in sales. A member in good standing of the National Association of Independent Auto Dealers, he is committed to enhancing the image of independent auto dealers with the public and California legislators. He also serves as Chairman of the Board and Co-CEO of Accredited Adjusters, Inc., which provides vehicle management services to banks and credit unions in the Western States. Mr. Freiheit is a graduate of Ohio State University in finance and chemistry.

Thomas J. Manz, Member, Board of Directors, Secretary/Treasurer

Thomas J. Manz, age 58, has been an owner, director, or managing member of various businesses related to real estate development and financial services for more than twenty years.  Mr. Manz has been involved in numerous construction and development projects encompassing millions of square feet, ranging from residential homes to commercial centers.  In addition, he has served as an operating officer and Founding Director of M.L. Oates Insurance Co., which was sold in 1993; Director of United Way of Sacramento from 1989 to 1992; a Founding Director of Roseville First National Bank from 1990; and Chairman of the Board of the Roseville First National Bank from 1993 to 2000.  When the Roseville First National Bank merged with Western Sierra Bancorp in 2000, Mr. Manz continued to serve as a Director until May 2005.  In addition, Mr. Manz served as the Co-Chairman of Western Sierra Bank, which is wholly owned by Western Sierra Bancorp.  Mr. Manz has also held the position of Founding Director of Pacific Coast Banker's Bank from 1995 until April 2005.  Mr. Manz holds a Bachelor of Science degree from Iowa State University.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and other persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of Ameralink on Forms 3, 4, and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.  The reports of Robert Freiheit and Thomas Manz for the year ended December 31, 2007 were not filed.  Other than the foregoing, we believe that all reports required by section 16(a) for transactions in the year ended December 31, 2007, were timely filed.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information as to each person owning of record or who was known by us to own beneficially more than 5% of the 7,425,000 shares of common stock outstanding as of March 27, 2008, and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners	Number of Shares of Common Stock Held	Percent of Ownership
Robert Freiheit 1940 Zinfandel Drive, Suite R Rancho Cordova, CA 95670	4,184,000	56.3%

Thomas J. Manz 4210 East Lane Sacramento, California 95864	2,789,600	37.6%

All Officers and Directors as a Group (2)	6,973,600	93.9%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Since the inception of Ameralink through the date of the change of control described above, the operating expenses of Ameralink were paid by our former principal shareholder (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by Ameralink totaling $16,525 back to the capital of Ameralink.  Since March 31, 2004, new officers and shareholders have advanced Ameralink $35,886 for the payment of expenses through December 31, 2007.

Ameralink neither owns nor leases any real or personal property.  Office services are provided without charge by an officer and director.  Such costs are not significant to the financial statements and accordingly, have not been reflected therein.

Our directors are not independent under independent standards applicable to us.

ITEM 13.  EXHIBITS

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(3)	Articles of Incorporation	Incorporated by reference(1)

2	(3)	Bylaws	Incorporated by reference(1)

3	(10)	Letter of Intent dated October 7, 2004 between Ameralink, Inc. and Global Sports Entertainment Group	Incorporated by reference(2)

4	(10)	Letter of Intent dated February 22, 2006 between Ameralink, Inc. and 518 Media, Inc.	Incorporated by reference(3)

5	(10)	Agreement and Plan of Merger dated August 11, 2006 among Ameralink, Inc., AMLK Sub Corp., 518 Media, Inc., and the shareholders of 518 Media, Inc.	Incorporated by reference(4)

6	(31)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification	This filing

7	(32)	Section 1350 Certification	This filing
_________________________

(1)	Incorporated by reference from Ameralink's registration statement on Form 10-SB filed with the Commission on February 7, 2001, and amended March 13, 2001.

(2)	Incorporated by reference from Ameralink’s report on Form 8-K, dated as of October 7, 2004.

(3)	Incorporated by reference from Ameralink’s report on Form 8-K, dated as of February 22, 2006.

(4)	Incorporated by reference from Ameralink’s quarterly report on Form 10-QSB for the quarter ended June 30, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended December 31, 2007 and 2006 have been audited by our principal accountant, Hansen, Barnett & Maxwell, P.C.,who have also provided all income tax return preparation services during those years.  The Chief Executive Officer pre-approves all audit and non-audit services prior to the performance of services by our independent accountants.  The percentage of hours expended on the audit by persons other than full time, permanent employees of each accounting firm was zero.

Audit Fees

Aggregate fees billed to us during years ended December 31, 2007 and 2006 for professional services by our principal accountants, for the audit of our annual financial statements and the review of quarterly financial statements were $6,052 and $5,627, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us during the years ended December 31, 2007 and 2006 for professional services by our principal accountants for tax compliance, tax advice, and tax planning were $615 and $1,191, respectively.

All Other Fees

Aggregate fees billed during the years ended December 31, 2007 and 2006 for products or other services by our principal accountants that are not reported in the previous three paragraphs were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMERALINK, INC.

Dated: March 31, 2008	By /s/ Robert Freiheit
Robert Freiheit, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2008	By /s/ Robert Freiheit
Robert Freiheit, Director

Dated: March 31, 2008	By /s/ Thomas J. Manz
Thomas J. Manz, Director

AMERALINK, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet – December 31, 2007	F-3

Statements of Operations for the Years Ended December 31, 2007 and 2006 and for the Period from December 31, 1998 (Date of Inception) through December 31, 2007	F-4

Statements of Stockholders’ Deficit for the Period from December 31, 1998 (Date of Inception) through December 31, 2005 and for the Years Ended December 31, 2006 and 2007	F-5

Statements of Cash Flows for the Years Ended December 31, 2007 and 2006 and for the Period from December 31, 1998 (Date of Inception) through December 31, 2007	F-6

Notes to Financial Statements	F-7

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Ameralink, Inc.

We have audited the accompanying balance sheet of Ameralink, Inc. (a development stage company) as of December 31, 2007, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006 and for the period from December 31, 1998 (date of inception) through December 31, 2007.  These financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameralink, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from December 31, 1998 (date of inception) through December 31, 2007 in accordance with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s accumulated deficit and operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

March 29, 2008
Salt Lake City, Utah

AMERALINK,  INC.
(A Development Stage Company)
Balance Sheet
December 31, 2007

ASSETS

Current Assets
Receivable from attorney's trust account	$2

Total Assets	$2

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$14,167
Payable to officers/shareholders	35,886
Total Current Liabilities	50,053

Stockholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares authorized; 7,425,000 shares issued and outstanding	7,425
Additional paid in capital	36,100
Deficit accumulated during the development stage	(93,576)
Total Stockholders' Deficit	(50,051)

Total Liabilities and Stockholders' Deficit	$2

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
Statements of Operations

	For the Years Ended December 31,		For the period from December 31, 1998 (date of inception) through
	2007	2006	December 31, 2007

General and administrative expense	$11,391	$41,755	$93,576

Net Loss	$(11,391)	$(41,755)	$(93,576)

Loss Per Common Share	$(0.002)	$(0.006)

Weighted-Average Common Shares Outstanding	7,330,685	7,000,000

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

For the Period from December 31, 1998 (date of inception) through December 31, 2005

Issuance of stock for cash on January 12,1999 at $0.001 per share	7,000,000	$7,000	$-	$-	$7,000

Contribution of payable to officers/ shareholders to additional paid-in capital	-	-	16,525	-	16,525

Net loss	-	-	-	(40,430)	(40,430)

Balance - December 31, 2005	7,000,000	7,000	16,525	(40,430)	(16,905)

Net loss	-	-	-	(41,755)	(41,755)

Balance - December 31, 2006	7,000,000	7,000	16,525	(82,185)	(58,660)

Issuance of stock on March 22, 2007 in satisfaction of obligations to 518 Media	425,000	425	19,575	-	20,000

Net loss	-	-	-	(11,391)	(11,391)

Balance - December 31, 2007	7,425,000	$7,425	$36,100	$(93,576)	$(50,051)

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended December 31,		For the period from December 31, 1998 (date of inception) through
	2007	2006	December 31, 2007

Cash Flows From Operating Activities
Net loss	$(11,391)	$(41,755)	$(93,576)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Receivable from attorney's trust account	210	(212)	(2)
Increase in payable to officers/shareholders	15,893	11,159	52,411
Accounts payable	(4,712)	10,808	14,167
Net Cash Used In Operating Activities	-	(20,000)	(27,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Advance received from 518 Media, Inc.	-	20,000	20,000
Net Cash Provided By Financing Activities	-	20,000	27,000
Net Increase In Cash And Cash Equivalents	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Settlement of liability to 518 Media, Inc. by issuance of 425,000 shares of common stock	$20,000	$-	$20,000

Contribution of payable to officer/shareholder to additional paid-in capital	$-	$-	$16,525

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Loss Per Share – Loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  At December 31, 2007 and 2006, there were no potentially dilutive common stock equivalents.

Recently Issued Accounting Statements – In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS 157 on the financial statements and anticipates that the statement will not have a significant impact on the reporting of its financial position and results of operations.

AMERALINK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 159 in 2008. The Company is in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations.  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements.  We do not expect that it will have any immediate effect on our financial statements, however, the revised standard will govern the accounting for any future business combinations that we may enter into.

In December 2007, the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

AMERALINK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company.  Since March 31, 2004, new officers and shareholders have advanced the Company $35,886 for the payment of expenses incurred since March 31, 2004.

The Company neither owns nor leases any real or personal property.  Office services are provided without charge by an officer and director of the Company.  Such costs are not significant to the financial statements and accordingly, have not been reflected therein.

AMERALINK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 4 – INCOME TAXES

At December 31, 2007, the Company has net operating losses available for carry forward in the approximate amount of $94,000.  These net operating losses expire in years through 2027.  The utilization of the net operating loss carry forward is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized.  No income tax benefit or deferred tax asset has been recorded in the financial statements because it has not yet been determined to be more likely than not that such tax benefits will be realized.  The components of net deferred tax assets and liabilities were as follows at December 31, 2007:

Deferred tax asset - Operating loss carry forwards	$31,816
Valuation allowance	(31,816)
Net deferred tax asset	$-

The valuation allowance increased $3,873 and $14,197 during the years ended December 31, 2007 and 2006, respectively.  The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying financial statements for the years ended December 31, 2007 and 2006:

	2007	2006
Income tax benefit at statutory rate (34%)	$(3,873)	$(14,197)
Change in valuation allowance	3,873	14,197
Net income tax benefit	$-	$-