Form 10-Q
period 2008-03-31
AMERA LINK INC
filed 2008-05-20
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

[    ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________  to _______

Commission File Number           000-32311

Ameralink, Inc.
(Exact name of registrant issuer as specified in charter)

Nevada	86-1010347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1940 Zinfandel Drive, Suite R, Rancho Cordova, CA  95670
(Address of principal executive offices)

(916) 768-2160
(Registrant's Telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☒  No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 16, 2008, the Issuer had 7,425,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

AMERALINK, INC.

FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Ameralink, Inc. has included its unaudited condensed balance sheet as of March 31, 2008 and unaudited condensed statements of operations and cash flows for the three months ended March 31, 2008 and 2007, and for the period from December 31, 1998 (date of inception) through March 31, 2008, together with unaudited condensed notes thereto.  In the opinion of management of Ameralink, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Ameralink, Inc. for the interim periods presented.  The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Ameralink, Inc. and the notes thereto for the year ended December 31, 2007 included in our annual report on Form 10-KSB.

AMERALINK,  INC.
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)

March 31, 2008

ASSETS

Current Assets
Receivable from attorney's trust account	$2

Total Assets	$2

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$17,692
Payable to officers/shareholders	36,456
Total Current Liabilities	54,148

Stockholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares authorized; 7,425,000 shares issued and outstanding	7,425
Additional paid in capital	36,100
Deficit accumulated during the development stage	(97,671)
Total Stockholders' Deficit	(54,146)

Total Liabilities and Stockholders' Deficit	$2

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the period from December 31, 1998 (date of inception) through
	March 31,		March 31,
	2008	2007	2008

General and administrative expense	$4,095	$5,965	$97,671

Net Loss	$(4,095)	$(5,965)	$(97,671)

Loss Per Common Share	$(0.001)	$(0.001)

Weighted-Average Common Shares Outstanding	7,425,000	7,042,500

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the period from December 31, 1998 (date of inception) through
	March 31,		March 31,
	2008	2007	2008
Cash Flows From Operating Activities
Net loss	$(4,095)	$(5,965)	$(97,671)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Receivable from attorney's trust account	-	210	(2)
Increase in payable to officers/shareholders	570	260	52,981
Accounts payable	3,525	5,495	17,692
Net Cash Used In Operating Activities	-	-	(27,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Advance received from 518 Media, Inc.	-	-	20,000
Net Cash Provided By Financing Activities	-	-	27,000
Net Increase In Cash And Cash Equivalents	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Settlement of liability to 518 Media, Inc. by issuance of 425,000 shares of common stock	$-	$20,000	$20,000
Contribution of payable to officer/shareholder to additional paid-in capital	$-	$-	$16,525

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

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of Ameralink, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2007 and for the period from December 31, 1998 (date of inception) through December 31, 2007, included in the Company’s annual report on Form 10-KSB.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2008, its results of operations and cash flows for the three months ended March 31, 2008 and 2007, and for the period from December 31, 1998 (date of inception), through March 31, 2008. The results of operations for the three months ended March 31, 2008, may not be indicative of the results that may be expected for the year ending December 31, 2008.

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

Basic Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  At March 31, 2008, there are no potentially dilutive common stock equivalents.

(B)  Related Party Transactions

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company.  Since March 31, 2004, new officers and shareholders have advanced the Company $36,456 for the payment of expenses incurred since the change of control.

The Company neither owns nor leases any real or personal property.  Office services are provided without charge by an officer and director of the Company.  Such costs are not significant to the financial statements and accordingly, have not been reflected herein.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis set forth in Ameralink, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2007.  As used herein, “we,” “our,” “us” and the like refer to Ameralink, Inc.

This report and other information made publicly available by Ameralink, Inc. from time to time may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other information relating to Ameralink, Inc. and its business that are based on the beliefs of our management and assumptions made concerning information then currently available to management.  Such statements reflect the views of our management at the time they are made and may not be accurate descriptions of the future.  The discussion of future events, including the business prospects of Ameralink, Inc., is subject to material risks and based on assumptions made by management.  These risks include our ability to identify and negotiate transactions that provide the potential for future shareholder value, our ability to attract the necessary additional capital to permit us to take advantage of opportunities with which we are presented, and our ability to generate sufficient revenue such that we can support our current cost structure and planned future operations, as well as to pay prior liabilities incurred. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of Ameralink, Inc. may vary materially from those described in the forward looking statements.  We do not intend to update these forward-looking statements, except as may occur in the regular course of our periodic reporting obligations.

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

Results of Operations

Plan of Operations.  We were formed to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company under the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. We have considered certain acquisition candidates, but have not yet consummated any of these transactions.

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K.  If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

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

General and Administrative Expense . Our general and administrative expense for the three months ended March 31, 2008 were $4,095 compared to $5,965 for the three months ended March 31, 2007.  General and administrative expenses principally include expenses such audit and accounting costs, legal costs, costs related to filing periodic reports with the Securities and Exchange Commission, and fees to maintain our existence.

Liquidity And Capital Resources

As of March 31, 2008, we had no cash and had a working capital deficit of $54,146.  Since our inception, we have financed our ongoing expenses primarily from advances from our majority stockholders and from accounts payable.  Our majority stockholders have agreed that they will advance additional funds which are needed for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholder will advance to us. We will not borrow any funds for the purpose of repaying advances made by such stockholder, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for our fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities.  The adoption of SFAS 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on our financial statements.  We are currently evaluating the impact of SFAS 157 for non-financial assets and liabilities, if any, on the reporting of its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes we elect for similar types of assets and liabilities. We adopted SFAS 159 effective January 1, 2008, but did not elect to fair value any of the eligible assets or liabilities.  Therefore, the adoption of SFAS 159 did not have any impact on its financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of its results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  Entities will be required to provide enhanced disclosures about:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective January 1, 2009.  We are currently evaluating the impact of SFAS 161 on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls.

Our management evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Based on that evaluation, we have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods.  The foregoing conclusion is based, in part, on the fact that we are a small public company in the development stage, with no current revenues and no employees. In addition, to date, we have outsourced all of our accounting and bookkeeping functions to a third-party accounting firm.

Changes in Internal Controls.

There was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(31)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification	This filing

2	(32)	Section 1350 Certification	This filing

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERALINK, INC.

Dated: May 20, 2008	By /s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)