Form 10-K
period 2008-12-31
AMERA LINK INC
filed 2009-04-14
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                  December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                                to

Commission file number            000-32311

Ameralink, Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-1010347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1940 Zinfandel Drive, Suite R, Rancho Cordova, CA	95670
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code                (916) 768-2160

Securities registered under section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes☐  No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark if  disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☒  No☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was not determinable because the common stock does not trade on any market.

As of April 8, 2009, the registrant had 7,425,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans regarding a merger or acquisition.  All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any Forward-Looking Statement.  In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements.  Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission.  All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under Item 1A Risk Factors and elsewhere in this report.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” and “our,” refer to Ameralink, Inc., a Utah corporation.

PART I

ITEM 1.  BUSINESS

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

We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We intend to file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports on Form 10-K.

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

As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination.  When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-K are advised to determine if we have subsequently filed a Form 8-K.

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

Dependence on Management

We are heavily dependent upon the skill, talents, and abilities of our president, Robert Freiheit. Mr. Freiheit will be primarily responsible for the decisions concerning the implementation of a business model. Mr. Freiheit will not devote his full business time to Ameralink and will continue to be engaged in outside business activities. We will be dependent upon the business acumen and expertise of management and the applicability of their backgrounds to the business decisions required to be made on our behalf.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

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

ITEM 6.  SELECTED FINANCIAL DATA

This item is not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

Results of Operations

We are still a development-stage company and have not had revenues from our operations or reached the level of our planned operations.  Our general and administrative expenses were $9,675 and $11,391 for the years ended December 31, 2008 and 2007, respectively.  General and administrative expenses principally consist of those costs required to maintain our corporate existence, and to meet our statutory requirements as a small public reporting company.  Such costs include legal fees, accounting fees, auditing fees, transfer agent costs, and other fees for filing our reports with the Securities and Exchange Commission.

Liquidity and Capital Resources

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

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are set forth immediately following the signature page beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Management's Annual Report On Internal Control Over Financial Reporting.

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

Changes in Internal Controls.  There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name and age of each executive officer and director of Ameralink, together with all positions and offices held by each, the term of office, and the period during which each has served:

Name	Age	Position and Office Held	Director and/or Executive Officer Since
Robert Freiheit	55	Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer	April 1, 2004
Thomas J. Manz	59	Member, Board of Directors, Secretary/Treasurer	April 1, 2004

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

Rob Freiheit, Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer

Mr. Freiheit, age 55, has served as a board member for a number of private and public companies. He has also held the position of Chief Executive Officer and President for private and public entities. Mr. Freiheit is currently President of a private held real estate development firm with over 2 million square feet of industrial space under management. In 1986, he founded Liberty Associates LLC, a privately held construction, land entitlement and finance company focused on advancing growth in the industrial and warehouse sector. Mr. Freiheit is managing member of Auto Village LLC, an independent auto dealership with over $10 million in sales. A member in good standing of the National Association of Independent Auto Dealers, he is committed to enhancing the image of independent auto dealers with the public and California legislators. He also serves as Chairman of the Board and Co-CEO of Accredited Adjusters, Inc., which provides vehicle management services to banks and credit unions in the Western States. Mr. Freiheit is a graduate of Ohio State University in finance and chemistry.

Thomas J. Manz, Member, Board of Directors, Secretary/Treasurer

Thomas J. Manz, age 59, has been an owner, director, or managing member of various businesses related to real estate development and financial services for more than twenty years.  Mr. Manz has been involved in numerous construction and development projects encompassing millions of square feet, ranging from residential homes to commercial centers.  In addition, he has served as an operating officer and Founding Director of M.L. Oates Insurance Co., which was sold in 1993; Director of United Way of Sacramento from 1989 to 1992; a Founding Director of Roseville First National Bank from 1990; and Chairman of the Board of the Roseville First National Bank from 1993 to 2000.  When the Roseville First National Bank merged with Western Sierra Bancorp in 2000, Mr. Manz continued to serve as a Director until May 2005.  In addition, Mr. Manz served as the Co-Chairman of Western Sierra Bank, which is wholly owned by Western Sierra Bancorp.  Mr. Manz has also held the position of Founding Director of Pacific Coast Banker's Bank from 1995 until April 2005.  Mr. Manz holds a Bachelor of Science degree from Iowa State University.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and other persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of Ameralink on Forms 3, 4, and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.  The reports of Robert Freiheit and Thomas Manz for the year ended December 31, 2008 were not filed.  Other than the foregoing, we believe that all reports required by section 16(a) for transactions in the year ended December 31, 2008, were timely filed.

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

ITEM 11.  EXECUTIVE COMPENSATION

Robert Freiheit became Chief Executive Officer of Ameralink on April 1, 2004.  Mr. Freiheit has not received any compensation for his services rendered, and has not accrued any compensation pursuant to any agreement with us. However, our Chief Executive Officer anticipates receiving benefits as a beneficial stockholder and, possibly, in other ways.

Furthermore, our directors have not received any compensation for their services rendered, and has not earned any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information as to each person owning of record or who was known by us to own beneficially more than 5% of the 7,425,000 shares of common stock outstanding as of March 31, 2009, and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners	Number of Shares of Common Stock Held	Percent of Ownership
Robert Freiheit 1940 Zinfandel Drive, Suite R Rancho Cordova, CA 95670	4,184,000	56.3%
Thomas J. Manz 4210 East Lane Sacramento, California 95864	2,789,600	37.6%
All Officers and Directors as a Group (2)	6,973,600	93.9%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the inception of Ameralink through the date of the change of control described above, the operating expenses of Ameralink were paid by our former principal shareholder (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by Ameralink totaling $16,525 back to the capital of Ameralink.  Since March 31, 2004, new officers and shareholders have advanced Ameralink $46,496 for the payment of expenses through December 31, 2008.

Ameralink neither owns nor leases any real or personal property.  Office services are provided without charge by an officer and director.  Such costs are not significant to the financial statements and accordingly, have not been reflected therein.

Our directors are not independent under independent standards applicable to us.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Our financial statements for the years ended December 31, 2008 and 2007 have been audited by our principal accountant, Hansen, Barnett & Maxwell, P.C.,who have also provided all income tax return preparation services during those years.  The Chief Executive Officer pre-approves all audit and non-audit services prior to the performance of services by our independent accountants.  The percentage of hours expended on the audit by persons other than full time, permanent employees of each accounting firm was zero.

Audit Fees

Aggregate fees billed to us during years ended December 31, 2008 and 2007 for professional services by our principal accountants, for the audit of our annual financial statements and the review of quarterly financial statements were $4,901 and $6,052, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us during the years ended December 31, 2008 and 2007 for professional services by our principal accountants for tax compliance, tax advice, and tax planning were $568 and $615, respectively.

All Other Fees

Aggregate fees billed during the years ended December 31, 2008 and 2007 for products or other services by our principal accountants that are not reported in the previous three paragraphs were $0 and $0, respectively.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

AMERALINK, INC.

Dated: April 14, 2009	By	/s/ Robert Freiheit
Robert Freiheit, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2009	By	/s/ Robert Freiheit
Robert Freiheit, Director

Dated: April 14, 2009	By	/s/ Thomas J. Manz
Thomas J. Manz, Director

AMERALINK, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets – December 31, 2008 and 2007	F-3

Statements of Operations for the Years Ended December 31, 2008 and 2007 and for the Period from
December 31, 1998 (Date of Inception) through December 31, 2008	F-4

Statements of Stockholders’ Deficit for the Period from December 31, 1998 (Date of Inception) through
December 31, 2006 and for the Years Ended December 31, 2007 and 2008	F-5

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and for the Period from
December 31, 1998 (Date of Inception) through December 31, 2008	F-6

Notes to Financial Statements	F-7

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com	A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Ameralink, Inc.

We have audited the accompanying balance sheets of Ameralink, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2008 and 2007 and for the period from December 31, 1998 (date of inception) through December 31, 2008.  These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameralink, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period from December 31, 1998 (date of inception) through December 31, 2008 in accordance with U.S. generally accepted accounting principles.

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

HANSEN, BARNETT & MAXWELL, P.C.
April 14, 2009
Salt Lake City, Utah

AMERALINK, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS

Current Assets
Receivable from attorney's trust account	$2	$2

Total Assets	$2	$2

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$13,232	$14,167
Payable to officers/shareholders	46,496	35,886
Total Current Liabilities	59,728	50,053

Stockholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares authorized; 7,425,000 shares issued and outstanding	7,425	7,425
Additional paid-in capital	36,100	36,100
Deficit accumulated during the development stage	(103,251)	(93,576)
Total Stockholders' Deficit	(59,726)	(50,051)

Total Liabilities and Stockholders' Deficit	$2	$2

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
Statements of Operations

			For the period from
			December 31, 1998
	For the Years Ended		(date of inception)
	December 31,		through
	2008	2007	December 31, 2008

General and administrative expense	$9,675	$11,391	$103,251

Net Loss	$(9,675)	$(11,391)	$(103,251)

Basic and Diluted Loss Per
Common Share	$-	$-

Weighted-Average Common
Shares Outstanding	7,425,000	7,330,685

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit
For the Period from December 31, 1998 (Date of Inception) through December 31, 2006, and for the Years Ended December 31, 2007 and 2008

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

December 31, 1998 (date of inception)	-	$-	$-	$-	$-

Issuance of stock for cash on January 12,
1999 at $0.001 per share	7,000,000	7,000	-	-	7,000

Contribution of payable to officers/
shareholders to additional paid-in
capital	-	-	16,525	-	16,525

Net loss	-	-	-	(82,185)	(82,185)

Balance - December 31, 2006	7,000,000	7,000	16,525	(82,185)	(58,660)

Issuance of stock on March 22, 2007 in
satisfaction of obligations to 518 Media	425,000	425	19,575	-	20,000

Net loss	-	-	-	(11,391)	(11,391)

Balance - December 31, 2007	7,425,000	7,425	36,100	(93,576)	(50,051)

Net loss	-	-	-	(9,675)	(9,675)

Balance - December 31, 2008	7,425,000	$7,425	$36,100	$(103,251)	$(59,726)

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
Statements of Cash Flows
			For the period from
			December 31, 1998
	For the Years Ended		(date of inception)
	December 31,		through
	2008	2007	December 31, 2008
Cash Flows From Operating Activities
Net loss	$(9,675)	$(11,391)	$(103,251)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Receivable from attorney's trust account	-	210	(2)
Accounts payable	9,675	11,181	76,253
Net Cash Used In Operating Activities	-	-	(27,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Advance received from 518 Media, Inc.	-	-	20,000
Net Cash Provided By Financing Activities	-	-	27,000
Net Increase In Cash And Cash Equivalents	-	-	-
Cash At Beginning Of Year	-	-	-
Cash At End Of Year	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Settlement of liability to 518 Media, Inc. by issuance of 425,000 shares of common stock	$-	$20,000	$20,000
Contribution of payable to officer/shareholder to additional paid-in capital	$-	$-	$16,525
Accounts payable paid by increase in payable to officers/shareholders	$10,610	$15,893	$63,021

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

Loss Per Share – Loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  At December 31, 2008 and 2007, there were no potentially dilutive common stock equivalents.

Fair Values of Financial Instruments – Due to their near-term nature, the amounts reported as receivable from attorney’s trust account, accounts payable, and payable to officers/shareholders are considered to be reasonable approximations of their fair values.

AMERALINK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Recently Issued Accounting Statements – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities.  The adoption of SFAS 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s financial statements.  Management is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities, if any, on the reporting of its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations.  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted.  Management is currently evaluating the effects, if any, that SFAS 141(R) may have on the Company’s financial statements.  Management does not expect that it will have any immediate effect on the Company’s financial statements; however, the revised standard will govern the accounting for any future business combinations that the Company may enter into.

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

AMERALINK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 3 – RELATED PARTY TRANSACTIONS

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company.  Since March 31, 2004, new officers and shareholders have advanced the Company $46,496 for the payment of expenses incurred since March 31, 2004.

The Company neither owns nor leases any real or personal property.  Office services are provided without charge by an officer and director of the Company.  Such costs are not significant to the financial statements and accordingly, have not been reflected therein.

NOTE 4 – INCOME TAXES

At December 31, 2008, the Company has net operating losses available for carry forward in the approximate amount of $103,000.  These net operating losses expire in years through 2028.  The utilization of the net operating loss carry forward is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized.  No income tax benefit or deferred tax asset has been recorded in the financial statements because it has not yet been determined to be more likely than not that such tax benefits will be realized.  The components of net deferred tax assets and liabilities were as follows at December 31, 2008:

Deferred tax asset - Operating loss carry forwards	$35,105
Valuation allowance	(35,105)
Net deferred tax asset	$-

The valuation allowance increased $3,290 and $3,873 during the years ended December 31, 2008 and 2007, respectively.  The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying financial statements for the years ended December 31, 2008 and 2007:

	2008	2007
Income tax benefit at statutory rate (34%)	$(3,290)	$(3,873)
Change in valuation allowance	3,290	3,873
Net income tax benefit	$-	$-