Form 10-Q
period 2009-06-30
AMERA LINK INC
filed 2009-08-19
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 18, 2009, the Issuer had 7,425,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

AMERALINK, INC.

FORM 10-Q

Table of Contents

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Ameralink, Inc. has included its unaudited condensed balance sheet as of June 30, 2009, and December 31, 2008 (the end of its most recently completed fiscal year), and unaudited condensed statements of operations for the three and six months ended June 30, 2009 and 2008, and for the period from December 31, 1998 (date of inception) through June 30, 2009, and unaudited condensed statements of cash flows for the six months ended June 30, 2009 and 2008, and for the period from December 31, 1998 (date of inception) through June 30, 2009, together with unaudited condensed notes thereto.  In the opinion of management of Ameralink, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Ameralink, Inc. for the interim periods presented.  The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Ameralink, Inc. and the notes thereto for the year ended December 31, 2008 included in our annual report on Form 10-K.

AMERALINK, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Current Assets
Receivable from attorney's trust account	$2	$2

Total Assets	$2	$2

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$16,982	$13,232
Payable to officers/shareholders	48,533	46,496
Total Current Liabilities	65,515	59,728

Stockholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares authorized; 7,425,000 shares issued and outstanding	7,425	7,425
Additional paid-in capital	36,100	36,100
Deficit accumulated during the development stage	(109,038)	(103,251)
Total Stockholders' Deficit	(65,513)	(59,726)

Total Liabilities and Stockholders' Deficit	$2	$2

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from
					December 31, 1998
	For the Three Months Ended		For the Six Months Ended		(date of inception)
	June 30,		June 30,		through
	2009	2008	2009	2008	June 30, 2009

General and administrative expense	$3,593	$2,132	$5,787	$6,227	$109,038

Net Loss	$(3,593)	$(2,132)	$(5,787)	$(6,227)	$(109,038)

Basic and Diluted Loss Per Common Share	$-	$-	$-	$-

Weighted-Average Common Shares Outstanding	7,425,000	7,425,000	7,425,000	7,425,000

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
			December 31, 1998
	For the Six Months Ended		(date of inception)
	June 30,		through
	2009	2008	June 30, 2009
Cash Flows From Operating Activities
Net loss	$(5,787)	$(6,227)	$(109,038)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Receivable from attorney's trust account	-	-	(2)
Accounts payable	5,787	6,227	82,040
Net Cash Used In Operating Activities	-	-	(27,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Advance received from 518 Media, Inc.	-	-	20,000
Net Cash Provided By Financing Activities	-	-	27,000
Net Increase In Cash And Cash Equivalents	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Accounts payable paid by increase in payable to officers/shareholders	$2,037	$2,722

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

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of Ameralink, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2008 and for the period from December 31, 1998 (date of inception) through December 31, 2008, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2009, its results of operations for the three months ended June 30, 2009 and 2008, and its results of operations and cash flows for the six months ended June 30, 2009 and 2008, and for the period from December 31, 1998 (date of inception), through June 30, 2009. The results of operations for the three months and six months ended June 30, 2009, may not be indicative of the results that may be expected for the year ending December 31, 2009.

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

Basic Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  At June 30, 2009, there are no potentially dilutive common stock equivalents.

(B)  Related Party Transactions

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company.  Since March 31, 2004, new officers and shareholders have advanced the Company $48,533 for the payment of expenses incurred since the change of control.

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

General and Administrative Expense. Our general and administrative expense for the three months ended June 30, 2009 were $3,593 compared to $2,132 for the three months ended June 30, 2008, and were $5,787 for the six months ended June 30, 2009 compared to $6,227 for the six months ended June 30, 2008.  General and administrative expenses principally include expenses such as audit and accounting costs, legal costs, costs related to filing periodic reports with the Securities and Exchange Commission, and fees to maintain our existence.

Liquidity And Capital Resources

As of June 30, 2009, we had no cash and had a working capital deficit of $65,513.  Since inception, we have financed our ongoing expenses primarily from advances from our majority stockholders and from accounts payable.  Our majority stockholders have agreed that they will advance additional funds which are needed for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholder will advance to us. We will not borrow any funds for the purpose of repaying advances made by such stockholder, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157. This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP was effective for us beginning April 1, 2009. The adoption of this FSP did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of our financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. This FSP was effective for us beginning April 1, 2009. The adoption of this FSP did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP was effective for us beginning April 1, 2009. The adoption of this FSP did not have a material impact on our financial statements.

In April 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. We do not expect adoption to have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our financial statements.

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

Changes in Internal Controls.

There was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

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

AMERALINK, INC.

Dated: August 18, 2009	By	/s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)