Form 10-K
period 2009-12-31
AMERA LINK INC
filed 2010-04-13
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year endedDecember 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                               to

Commission file number                              000-32311

Ameralink, Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-1010347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1095 Myron Court, P.O. Box 10320, Zephyr Cove, NV	89448
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (916) 768-2160

Securities registered under section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes☐  No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]    No [  ]

Indicate by check mark if  disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☒  No☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was not determinable because the common stock does not trade on any market.

As of April 12, 2010, the registrant had 7,425,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” and “our,” refer to Ameralink, Inc., a Utah corporation.

PART I

ITEM 1.  BUSINESS

Ameralink, Inc., or Ameralink was incorporated in the State of Nevada on December 31, 1998, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the development stage since inception without active business operations and at this time we are considered a “Blank Check” company.

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

ITEM 4.  RESERVED

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

Results of Operations

We are still a development-stage company and have not had revenues from our operations or reached the level of our planned operations.  Our general and administrative expenses were $10,301 and $9,675 for the years ended December 31, 2009 and 2008, respectively.  General and administrative expenses principally consist of those costs required to maintain our corporate existence, and to meet our statutory requirements as a small public reporting company.  Such costs include legal fees, accounting fees, auditing fees, transfer agent costs, and other fees for filing our reports with the Securities and Exchange Commission.

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

Changes in Internal Controls.  There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name and age of each executive officer and director of Ameralink, together with all positions and offices held by each, the term of office, and the period during which each has served:

Name	Age	Position and Office Held	Director and/or Executive Officer Since
Robert Freiheit	56	Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer	April 1, 2004

Thomas J. Manz	60	Member, Board of Directors, Secretary/Treasurer	April 1, 2004

Mr. Freiheit and Mr. Manz were appointed to serve as directors until the next meeting of stockholders or until replaced by a vote of the stockholders.

There is no family relationship among the current directors and executive officers.  The following sets forth brief biographical information for each director and executive officer of Ameralink.

Robert Freiheit, Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer

Mr. Freiheit, age 56, has served as a board member for a number of private and public companies. He has also held the position of Chief Executive Officer and President for private and public entities. Mr. Freiheit is currently President of a private held real estate development firm with over 2 million square feet of industrial space under management. In 1986, he founded Liberty Associates LLC, a privately held construction, land entitlement and finance company focused on advancing growth in the industrial and warehouse sector. Mr. Freiheit is managing member of Auto Village LLC, an independent auto dealership with over $10 million in sales. A member in good standing of the National Association of Independent Auto Dealers, he is committed to enhancing the image of independent auto dealers with the public and California legislators. He also serves as Chairman of the Board and Co-CEO of Accredited Adjusters, Inc., which provides vehicle management services to banks and credit unions in the Western States. Mr. Freiheit is a graduate of Ohio State University in finance and chemistry.

Thomas J. Manz, Member, Board of Directors, Secretary/Treasurer

Thomas J. Manz, age 60, has been an owner, director, or managing member of various businesses related to real estate development and financial services for more than twenty years.  Mr. Manz has been involved in numerous construction and development projects encompassing millions of square feet, ranging from residential homes to commercial centers.  In addition, he has served as an operating officer and Founding Director of M.L. Oates Insurance Co., which was sold in 1993; Director of United Way of Sacramento from 1989 to 1992; a Founding Director of Roseville First National Bank from 1990; and Chairman of the Board of the Roseville First National Bank from 1993 to 2000.  When the Roseville First National Bank merged with Western Sierra Bancorp in 2000, Mr. Manz continued to serve as a Director until May 2005.  In addition, Mr. Manz served as the Co-Chairman of Western Sierra Bank, which is wholly owned by Western Sierra Bancorp.  Mr. Manz has also held the position of Founding Director of Pacific Coast Banker's Bank from 1995 until April 2005.  Mr. Manz holds a Bachelor of Science degree from Iowa State University.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and other persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of Ameralink on Forms 3, 4, and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.  The reports of Robert Freiheit and Thomas Manz for the year ended December 31, 2009 were not filed.  Other than the foregoing, we believe that all reports required by section 16(a) for transactions in the year ended December 31, 2009, were timely filed.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information as to each person owning of record or who was known by us to own beneficially more than 5% of the 7,425,000 shares of common stock outstanding as of March 31, 2010, and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the inception of Ameralink through the date of the change of control described above, the operating expenses of Ameralink were paid by our former principal shareholder (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by Ameralink totaling $16,525 back to the capital of Ameralink.  Since March 31, 2004, new officers and shareholders have advanced Ameralink $55,953 for the payment of expenses through December 31, 2009.

Ameralink neither owns nor leases any real or personal property.  Office services are provided without charge by an officer and director.  Such costs are not significant to the financial statements and accordingly, have not been reflected therein.

Our directors are not independent under independent standards applicable to us.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Our financial statements for the years ended December 31, 2009 and 2008 have been audited by our principal accountant, Hansen, Barnett & Maxwell, P.C.,who have also provided all income tax return preparation services during those years.  The Chief Executive Officer pre-approves all audit and non-audit services prior to the performance of services by our independent accountants.  The percentage of hours expended on the audit by persons other than full time, permanent employees of each accounting firm was zero.

Audit Fees

Aggregate fees billed to us during years ended December 31, 2009 and 2008 for professional services by our principal accountants, for the audit of our annual financial statements and the review of quarterly financial statements were $4,939 and $4,901, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us during the years ended December 31, 2009 and 2008 for professional services by our principal accountants for tax compliance, tax advice, and tax planning were $215 and $568, respectively.

All Other Fees

Aggregate fees billed during the years ended December 31, 2009 and 2008 for products or other services by our principal accountants that are not reported in the previous three paragraphs were $0 and $0, respectively.

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

AMERALINK, INC.

Dated: April 13, 2010	By	/s/ Robert Freiheit
Robert Freiheit, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2010	By	/s/ Robert Freiheit
Robert Freiheit, Director

Dated: April 13, 2010	By	/s/ Thomas J. Manz
Thomas J. Manz, Director

AMERALINK, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets – December 31, 2009 and 2008	F-3

Statements of Operations for the Years Ended December 31, 2009 and 2008 and for the Period from December 31, 1998 (Date of Inception) through December 31, 2009	F-4

Statements of Stockholders’ Deficit for the Period from December 31, 1998 (Date of Inception) through December 31, 2007 and for the Years Ended December 31, 2008 and 2009	F-5

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and for the Period from December 31, 1998 (Date of Inception) through December 31, 2009	F-6

Notes to Financial Statements	F-7

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Ameralink, Inc.

We have audited the accompanying balance sheets of Ameralink, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2009 and 2008 and for the period from December 31, 1998 (date of inception) through December 31, 2009.  These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameralink, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and for the period from December 31, 1998 (date of inception) through December 31, 2009 in accordance with U.S. generally accepted accounting principles.

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

HANSEN, BARNETT & MAXWELL, P.C.
April 13, 2010
Salt Lake City, Utah

AMERALINK, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

Current Assets
Receivable from attorney's trust account	$2	$2

Total Assets	$2	$2

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$14,076	$13,232
Payable to officers/shareholders	55,953	46,496
Total Current Liabilities	70,029	59,728

Stockholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares authorized; 7,425,000 shares issued and outstanding	7,425	7,425
Additional paid-in capital	36,100	36,100
Deficit accumulated during the development stage	(113,552)	(103,251)
Total Stockholders' Deficit	(70,027)	(59,726)

Total Liabilities and Stockholders' Deficit	$2	$2

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the period from
			December 31, 1998
	For the Years Ended		(date of inception)
	December 31,		through
	2009	2008	December 31, 2009

General and administrative expense	$10,301	$9,675	$113,552

Net Loss	$(10,301)	$(9,675)	$(113,552)

Basic and Diluted Loss Per Common Share	$-	$-

Weighted-Average Common Shares Outstanding	7,425,000	7,425,000

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit
For the Period from December 31, 1998 (Date of Inception) through December 31, 2007, and for the Years Ended December 31, 2008 and 2009

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

December 31, 1998 (date of inception)	-	$-	$-	$-	$-

Issuance of stock for cash on January 12, 1999 at $0.001 per share	7,000,000	7,000	-	-	7,000

Issuance of stock on March 22, 2007 in satisfaction of obligations to 518 Media	425,000	425	19,575	-	20,000

Contribution of payable to officers/ shareholders to additional paid-in capital	-	-	16,525	-	16,525

Net loss	-	-	-	(93,576)	(93,576)

Balance - December 31, 2007	7,425,000	7,425	36,100	(93,576)	(50,051)

Net loss	-	-	-	(9,675)	(9,675)

Balance - December 31, 2008	7,425,000	7,425	36,100	(103,251)	(59,726)

Net loss	-	-	-	(10,301)	(10,301)

Balance - December 31, 2009	7,425,000	$7,425	$36,100	$(113,552)	$(70,027)

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the period from
			December 31, 1998
	For the Years Ended		(date of inception)
	December 31,		through
	2009	2008	December 31, 2009
Cash Flows From Operating Activities
Net loss	$(10,301)	$(9,675)	$(113,552)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Receivable from attorney's trust account	-	-	(2)
Accounts payable	10,301	9,675	86,554
Net Cash Used In Operating Activities	-	-	(27,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Advance received from 518 Media, Inc.	-	-	20,000
Net Cash Provided By Financing Activities	-	-	27,000
Net Increase In Cash And Cash Equivalents	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Accounts payable paid by increase in payable to officers/shareholders	$9,457	$10,610

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Income Taxes — Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carryforwards are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.  Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of selling, general and administrative expense.

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

Loss Per Share – Loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  At December 31, 2009 and 2008, there were no potentially dilutive common stock equivalents.

AMERALINK, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

Fair Values of Financial Instruments – Due to their near-term nature, the amounts reported as receivable from attorney’s trust account, accounts payable, and payable to officers/shareholders are considered to be reasonable approximations of their fair values.

Subsequent Events – The Company has evaluated subsequent events through April 13, 2010, the date these financial statements were issued and have determined that there were no subsequent events that require disclosure.

Recently Issued Accounting Statements – In June 2009, the Financial Accounting Standards Board (FASB) issued changes to the accounting for variable interest entities.  These changes require a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. These changes are effective for annual reporting periods beginning after November 15, 2009. These changes will not have a material impact on the Company’s current financial statements.  However, these changes would impact the accounting for controlling financial interests in a VIE that the Company may acquire in the future.

In October 2009, the FASB issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. This standard addresses the unit of accounting for arrangements involving multiple deliverables and removes the previous separation criteria that objective and reliable evidence of fair value of any undelivered item must exist for the delivered item to be considered a separate unit of accounting. This standard also addresses how the arrangement consideration should be allocated to each deliverable. Finally, this standard expands disclosures related to multiple element revenue arrangements. This standard is effective for the Company beginning January 1, 2011. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company.  Since March 31, 2004, new officers and shareholders have advanced the Company $55,953 for the payment of expenses incurred since March 31, 2004.

The Company neither owns nor leases any real or personal property.  Office services are provided without charge by an officer and director of the Company.  Such costs are not significant to the financial statements and accordingly, have not been reflected therein.

AMERALINK, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 3 – INCOME TAXES

At December 31, 2009, the Company has net operating losses available for carry forward in the approximate amount of $113,000.  These net operating losses expire starting in 2019 through 2029.  The utilization of the net operating loss carry forward is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized.  No income tax benefit or deferred tax asset has been recorded in the financial statements because it has not yet been determined to be more likely than not that such tax benefits will be realized.  The components of net deferred tax assets and liabilities were as follows at December 31, 2009 and 2008:

Deferred tax asset - Operating loss carry forwards	$(38,607)	$(35,105)
Valuation allowance	38,607	35,105
Net deferred tax asset	$-	$-

The valuation allowance increased $3,502 and $3,290 during the years ended December 31, 2009 and 2008, respectively.  The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying financial statements for the years ended December 31, 2009 and 2008:

	2009	2008
Income tax benefit at statutory rate (34%)	$(3,502)	$(3,290)
Change in valuation allowance	3,502	3,290
Net income tax benefit	$-	$-

The Company files tax returns in the U.S. Federal jurisdiction, but is not required to file with any states.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2006.  During the years ended December 31, 2009 and 2008, the Company did not recognize interest or penalties.