Form 10-Q
period 2010-03-31
AMERA LINK INC
filed 2010-05-13
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                 March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 12, 2010, the Issuer had 7,425,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

AMERALINK, INC.

FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Ameralink, Inc. has included its unaudited condensed balance sheet as of March 31, 2010 and December 31, 2009 (the end of its most recently completed fiscal year), and unaudited condensed statements of operations and cash flows for the three months ended March 31, 2010 and 2009, and for the period from December 31, 1998 (date of inception) through March 31, 2010, together with unaudited condensed notes thereto.  In the opinion of management of Ameralink, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Ameralink, Inc. for the interim periods presented.  The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Ameralink, Inc. and the notes thereto for the year ended December 31, 2009 included in our annual report on Form 10-K.

AMERALINK, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

Current Assets
Receivable from attorney's trust account	$2	$2

Total Assets	$2	$2

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$16,622	$14,076
Payable to officers/shareholders	55,953	55,953
Total Current Liabilities	72,575	70,029

Stockholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares authorized; 7,425,000 shares issued and outstanding	7,425	7,425
Additional paid-in capital	36,100	36,100
Deficit accumulated during the development stage	(116,098)	(113,552)
Total Stockholders' Deficit	(72,573)	(70,027)

Total Liabilities and Stockholders' Deficit	$2	$2

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			For the period from
			December 31, 1998
	For the Three Months Ended		(date of inception)
	March 31,		through
	2010	2009	March 31, 2010

General and administrative expense	$2,546	$2,194	$116,098

Net Loss	$(2,546)	$(2,194)	$(116,098)

Basic and Diluted Loss Per Common Share	$-	$-

Weighted-Average Common Shares Outstanding	7,425,000	7,425,000

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the period from
			December 31, 1998
	For the Three Months Ended		(date of inception)
	March 31,		through
	2010	2009	March 31, 2010
Cash Flows From Operating Activities
Net loss	$(2,546)	$(2,194)	$(116,098)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Receivable from attorney's trust account	-	-	(2)
Accounts payable	2,546	2,194	89,100
Net Cash Used In Operating Activities	-	-	(27,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Advance received from 518 Media, Inc.	-	-	20,000
Net Cash Provided By Financing Activities	-	-	27,000
Net Increase In Cash And Cash Equivalents	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)

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

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of Ameralink, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2009 and for the period from December 31, 1998 (date of inception) through December 31, 2009, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2010, its results of operations and cash flows for the three months ended March 31, 2010 and 2009, and for the period from December 31, 1998 (date of inception), through March 31, 2010. The results of operations for the three months ended March 31, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010.

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

Basic Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  At March 31, 2010, there are no potentially dilutive common stock equivalents.

Fair Values of Financial Instruments – The carrying amounts reported in the balance sheets for receivable from attorney’s trust account, accounts payable, and payable to officers/shareholders approximate fair value because of the immediate or short-term maturity of these financial instruments.

Recently Issued Accounting Statements – In June 2009, the Financial Accounting Standards Board (FASB) issued changes to the accounting for variable interest entities.  These changes require a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. These changes are effective for annual reporting periods beginning after November 15, 2009. These changes did not have a material impact on the Company’s current financial statements.  However, these changes would impact the accounting for controlling financial interests in a VIE that the Company may acquire in the future.

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

(B)  Related Party Transactions

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company.  Since March 31, 2004, new officers and shareholders have advanced the Company $55,953 for the payment of expenses incurred since the change of control.

The Company neither owns nor leases any real or personal property.  Office services are provided without charge by an officer and director of the Company.  Such costs are not significant to the financial statements and accordingly, have not been reflected herein.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis set forth in Ameralink, Inc.’s Form 10-K for the fiscal year ended December 31, 2009.  As used herein, “we,” “our,” “us” and the like refer to Ameralink, Inc.

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

General and Administrative Expense. Our general and administrative expense for the three months ended March 31, 2010 were $2,546 compared to $2,194 for the three months ended March 31, 2009.  General and administrative expenses principally include expenses such as audit and accounting costs, legal costs, costs related to filing periodic reports with the Securities and Exchange Commission, and fees to maintain our existence.

Liquidity And Capital Resources

As of March 31, 2010, we had no cash and had a working capital deficit of $72,573.  Since inception, we have financed our ongoing expenses primarily from advances from our majority stockholders and from accounts payable.  Our majority stockholders have agreed that they will advance additional funds which are needed for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholder will advance to us. We will not borrow any funds for the purpose of repaying advances made by such stockholder, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

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

Changes in Internal Controls.

There was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 4.  (REMOVED AND RESERVED)

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

AMERALINK, INC.

Dated: May 13, 2010	By /s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)