Form 10-Q
period 2011-09-30
AMERA LINK INC
filed 2011-11-14
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     September 30, 2011

OR

[     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____________ to _____________

Commission File Number      000-32311

Ameralink, Inc
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 10, 2011, the Issuer had 7,425,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

AMERALINK, INC.

FORM 10-Q

 PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Ameralink, Inc. has included its unaudited condensed balance sheets as of September 30, 2011 and December 31, 2010 (the end of its most recently completed fiscal year), and unaudited condensed statements of operations for the three months and nine months ended September 30, 2011 and 2010, and for the period from December 31, 1998 (date of inception) through September 30, 2011, and unaudited condensed statements of cash flows for the nine months ended September 30, 2011 and 2010, and for the period from December 31, 1998 (date of inception) through September 30, 2011, together with unaudited condensed notes thereto. In the opinion of management of Ameralink, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Ameralink, Inc. for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Ameralink, Inc. and the notes thereto for the year ended December 31, 2010 included in our annual report on Form 10-K.

AMERALINK, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

Current Assets
Receivable from attorney's trust account	$2	$2

Total Assets	$2	$2

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$17,588	$12,710
Payable to officers/shareholders	74,806	68,493
Total Current Liabilities	92,394	81,203

Stockholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares authorized; 7,425,000 shares issued and outstanding	7,425	7,425
Additional paid-in capital	36,100	36,100
Deficit accumulated during the development stage	(135,917)	(124,726)
Total Stockholders' Deficit	(92,392)	(81,201)

Total Liabilities and Stockholders' Deficit	$2	$2

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
					For the period from
					December 31,
					1998
	For the Three Months Ended		For the Nine Months Ended		(date of inception)
	September 30,		September 30,		through
	2011	2010	2011	2010	September 30, 2011

General and administrative expense	$4,110	$2,389	$11,191	$9,129	$135,917

Net Loss	$(4,110)	$(2,389)	$(11,191)	$(9,129)	$(135,917)

Basic and Diluted Loss Per
Common Share	$-	$-	$-	$-

Weighted-Average Common
Shares Outstanding	7,425,000	7,425,000	7,425,000	7,425,000

The accompanying notes are an integral part of these condensed financial statements.

AMERALINK, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the period from
			December 31, 1998
	For the Nine Months Ended		(date of inception)
	September 30,		through
	2011	2010	September 30, 2011
Cash Flows From Operating Activities
Net loss	$(11,191)	$(9,129)	$(135,917)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Receivable from attorney's trust account	-	-	(2)
Prepaid expenses	-	(530)	-
Accounts payable	11,191	9,659	108,919
Net Cash Used In Operating Activities	-	-	(27,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Advance received from 518 Media, Inc.	-	-	20,000
Net Cash Provided By Financing Activities	-	-	27,000
Net Increase In Cash And Cash Equivalents	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Accounts payable paid by increase in payable to officers/shareholders	$6,313	$10,732

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

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of Ameralink, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2010 and for the period from December 31, 1998 (date of inception) through December 31, 2010, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2011, its results of operations for the three months ended September 30, 2011 and 2010, and its results of operations and cash flows for the nine months ended September 30, 2011 and 2010, and for the period from December 31, 1998 (date of inception), through September 30, 2011. The results of operations for the three months and nine months ended September 30, 2011, may not be indicative of the results that may be expected for the year ending December 31, 2011.

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

Basic Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  At September 30, 2011, there are no potentially dilutive common stock equivalents.

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

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have any impact on its financial position or results of operations.

In 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a "qualitative" assessment may be performed to determine whether further impairment testing is necessary. The Company will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and does not anticipate that this adoption will have a significant impact on its financial position or results of operations.

(B)  Related Party Transactions

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company.  Since March 31, 2004, new officers and shareholders have advanced the Company $74,806 for the payment of expenses incurred since the change of control.

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

General and Administrative Expense. Our general and administrative expense for the three months ended September 30, 2011 were $4,110 compared to $2,389 for the three months ended September 30, 2010, and were $11,191 for the nine months ended September 30, 2011 compared to $9,129 for the nine months ended September 30, 2010.  General and administrative expenses principally include expenses such as audit and accounting costs, legal costs, costs related to filing periodic reports with the Securities and Exchange Commission, and fees to maintain our existence.

Liquidity And Capital Resources

As of September 30, 2011, we had no cash and had a working capital deficit of $92,392.  Since inception, we have financed our ongoing expenses primarily from advances from our majority stockholders and from accounts payable.  Our majority stockholders have agreed that they will advance additional funds which are needed for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholder will advance to us. We will not borrow any funds for the purpose of repaying advances made by such stockholder, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

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

Changes in Internal Controls.

There was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

AMERALINK, INC.

Dated: November 14, 2011	By	/s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer (Principal Executive Officer)