Form 10-K
period 2013-12-31
AMERA LINK INC
filed 2014-03-19
CIK 1133266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________  to ___________________

Commission file number   000-32311

Ameralink, Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-1010347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1095 Myron Court, P.O. Box 12267, Zephyr Cove, NV	89448
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(916) 768-2160

Securities registered under section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was not determinable because the common stock does not trade on any market.

As of March 17, 2014, the registrant had 7,425,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

Results of Operations

We are still a development-stage company and have not had revenues from our operations or reached the level of our planned operations.  Our general and administrative expenses were $15,373 and $15,396 for the years ended December 31, 2013 and 2012, respectively.  General and administrative expenses principally consist of those costs required to maintain our corporate existence, and to meet our statutory requirements as a small public reporting company.  Such costs include legal fees, accounting fees, auditing fees, transfer agent costs, and other fees for filing our reports with the Securities and Exchange Commission.

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

As of the end of the period covered by this annual report, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The evaluation of our internal controls over financial reporting was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).

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

Changes in Internal Controls.  There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name and age of each executive officer and director of Ameralink, together with all positions and offices held by each, the term of office, and the period during which each has served:

Name	Age	Position and Office Held	Director and/or Executive Officer Since
Robert Freiheit	60	Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer	April 1, 2004

Thomas J. Manz	64	Member, Board of Directors, Secretary/Treasurer	April 1, 2004

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

Robert Freiheit, Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer

Mr. Freiheit, age 60, has served as a board member for a number of private and public companies. He has also held the position of Chief Executive Officer and President for private and public entities. Mr. Freiheit is currently President of a private held real estate development firm with over 2 million square feet of industrial space under management. In 1986, he founded Liberty Associates LLC, a privately held construction, land entitlement and finance company focused on advancing growth in the industrial and warehouse sector. Mr. Freiheit is managing member of Auto Village LLC, an independent auto dealership with over $10 million in sales. A member in good standing of the National Association of Independent Auto Dealers, he is committed to enhancing the image of independent auto dealers with the public and California legislators. He also serves as Chairman of the Board and Co-CEO of Accredited Adjusters, Inc., which provides vehicle management services to banks and credit unions in the Western States. Mr. Freiheit is a graduate of Ohio State University in finance and chemistry.

Thomas J. Manz, Member, Board of Directors, Secretary/Treasurer

Thomas J. Manz, age 64, has been an owner, director, or managing member of various businesses related to real estate development and financial services for more than twenty years.  Mr. Manz has been involved in numerous construction and development projects encompassing millions of square feet, ranging from residential homes to commercial centers.  In addition, he has served as an operating officer and Founding Director of M.L. Oates Insurance Co., which was sold in 1993; Director of United Way of Sacramento from 1989 to 1992; a Founding Director of Roseville First National Bank from 1990; and Chairman of the Board of the Roseville First National Bank from 1993 to 2000.  When the Roseville First National Bank merged with Western Sierra Bancorp in 2000, Mr. Manz continued to serve as a Director until May 2005.  In addition, Mr. Manz served as the Co-Chairman of Western Sierra Bank, which is wholly owned by Western Sierra Bancorp.  Mr. Manz has also held the position of Founding Director of Pacific Coast Banker's Bank from 1995 until April 2005.  Mr. Manz holds a Bachelor of Science degree from Iowa State University.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and other persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of Ameralink on Forms 3, 4, and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.  The reports of Robert Freiheit and Thomas Manz for the year ended December 31, 2013 were not filed.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information as to each person owning of record or who was known by us to own beneficially more than 5% of the 7,425,000 shares of common stock outstanding as of March 17, 2014, and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the inception of Ameralink through the date of the change of control described above, the operating expenses of Ameralink were paid by our former principal shareholder (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by Ameralink totaling $16,525 back to the capital of Ameralink.  Since March 31, 2004, new officers and shareholders have advanced Ameralink $123,671 for the payment of expenses through December 31, 2013.

Ameralink neither owns nor leases any real or personal property.  Office services are provided without charge by an officer and director.  Such costs are not significant to the financial statements and accordingly, have not been reflected therein.

Our directors are not independent under independent standards applicable to us.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of Hansen, Barnett & Maxwell, P.C. (“HBM”) and of Eide Bailly, LLP (“Eide Bailly”), our independent auditors, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services.  The resignation of  HBM and our appointment of Eide Bailly was disclosed in that certain Current Report on Form 8-K filed by us with the Commission on September 10, 2013.

Fee Category	2013	2012
Audit Fees(1)	$6,800	$5,900
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$315	$315
All Other Fees(4)	$0	$0
______________

(1)           Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2012.

(2)           Audit-related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These fees include review of registration statements and participation at meetings of the audit committee.

(3)           Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning.  For the fiscal years ended December 31, 2013 and 2012, “Tax Fees” consist of compliance services for the preparation of federal income tax returns the Company.

(4)           All other fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.

Our policy is for the board of directors to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. To the extent that additional services are necessary beyond those specifically budgeted for, board of directors pre-approve such services on a case-by-case basis. All services provided by the independent auditors were approved by the board of directors.

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

AMERALINK, INC.

Dated: March 19, 2014	By /s/ Robert Freiheit
Robert Freiheit, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 19, 2014	By /s/ Robert Freiheit
Robert Freiheit, Director

Dated: March 19, 2014	By /s/ Thomas J. Manz
Thomas J. Manz, Director

AMERALINK, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm for the Year Ended December 31, 2013	F-2

Report of Independent Registered Public Accounting Firm for the Year Ended December 31, 2012	F-3

Balance Sheets – December 31, 2013 and 2012	F-4

Statements of Operations for the Years Ended December 31, 2013 and 2012 and for the Period from December 31, 1998 (Date of Inception) through December 31, 2013	F-5

Statements of Stockholders’ Deficit for the Period from December 31, 1998 (Date of Inception) through December 31, 2011 and for the Years Ended December 31, 2012 and 2013	F-6

Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and for the Period from December 31, 1998 (Date of Inception) through December 31, 2013	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Ameralink, Inc.

We have audited the accompanying balance sheet of Ameralink, Inc. (a development stage company) as of December 31, 2013, and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2013 and for the period from December 31, 1998 (date of inception) through December 31, 2013.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of the Company from December 31, 1998 (date of inception) through December 31, 2012, which statements reflect deficit accumulated during the development stage of $153,723.  Those statements were audited by other auditors whose report, dated April 1, 2013, included an explanatory paragraph stating there was substantial doubt regarding the Company’s ability to continue as a going concern.  Our opinion, insofar as it relates to the financial statements for the period from December 31, 1998 (date of inception) through December 31, 2012, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ameralink, Inc. as of December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013 and for the period from December 31, 1998 (date of inception) through December 31, 2013 in conformity with  accounting principles generally accepted in the United States of America.

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

Eide Bailly LLP

Salt Lake City, Utah
March 19, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Ameralink, Inc.

We have audited the accompanying balance sheet of Ameralink, Inc. (a development stage company) as of December 31, 2012, and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2012 and for the period from December 31, 1998 (date of inception) through December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameralink, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year ended December 31, 2012 and for the period from December 31, 1998 (date of inception) through December 31, 2012 in accordance with U.S. generally accepted accounting principles.

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

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 1, 2013

AMERALINK, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

Current Assets	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,900	$1,940
Payable to officers/shareholders	123,671	108,258
Total Current Liabilities	125,571	110,198

Stockholders' Deficit
Common stock, $0.001 par value; 25,000,000 shares authorized; 7,425,000 shares issued and outstanding	7,425	7,425
Additional paid-in capital	36,100	36,100
Deficit accumulated during the development stage	(169,096)	(153,723)
Total Stockholders' Deficit	(125,571)	(110,198)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the period from
			December 31, 1998
			(date of inception)
	For the Years Ended		through
	December 31,		December 31,
	2013	2012	2013

General and administrative expense	$15,373	$15,396	$169,096

Net Loss	$(15,373)	$(15,396)	$(169,096)

Basic and Diluted Loss Per Common Share	$(0.0021)	$(0.0021)

Weighted-Average Common Shares Outstanding	7,425,000	7,425,000

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit
For the Period from December 31, 1998 (Date of Inception) through December 31, 2011, and for the Years Ended December 31, 2012 and 2013

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

December 31, 1998 (date of inception)	-	$-	$-	$-	$-

Issuance of stock for cash on January 12, 1999 at $0.001 per share	7,000,000	7,000	-	-	7,000

Issuance of stock on March 22, 2007 in satisfaction of obligations to 518 Media	425,000	425	19,575	-	20,000

Contribution of payable to officers/shareholders to additional paid-in capital	-	-	16,525	-	16,525

Net loss	-	-	-	(138,327)	(138,327)

Balance - December 31, 2011	7,425,000	7,425	36,100	(138,327)	(94,802)

Net loss	-	-	-	(15,396)	(15,396)

Balance - December 31, 2012	7,425,000	7,425	36,100	(153,723)	(110,198)

Net loss	-	-	-	(15,373)	(15,373)

Balance - December 31, 2013	7,425,000	$7,425	$36,100	$(169,096)	$(125,571)

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the period from
			December 31, 1998
			(date of inception)
	For the Years Ended		through
	December 31,		December 31,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(15,373)	$(15,396)	$(169,096)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Receivable from attorney's trust account	-	2	-
Accounts payable	15,373	15,394	142,096
Net Cash Used In Operating Activities	-	-	(27,000)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	7,000
Advance received from 518 Media, Inc.	-	-	20,000
Net Cash Provided By Financing Activities	-	-	27,000
Net Increase In Cash And Cash Equivalents	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:

Accounts payable paid by increase in payable to officers/shareholders	$15,413	$27,005

The accompanying notes are an integral part of these financial statements.

AMERALINK, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

Loss Per Share – Loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  At December 31, 2013 and 2012, there were no potentially dilutive common stock equivalents.

AMERALINK, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2013 and 2012

Fair Values of Financial Instruments – Due to their near-term nature, the amounts reported as accounts payable and payable to officers/shareholders are considered to be reasonable approximations of their fair values.

NOTE 2 – RELATED PARTY TRANSACTIONS

Since the inception of the Company through the date of the change of control described above, the operating expenses of the Company were paid by the former principal shareholder of the Company (with the exception of expenses paid by the initial proceeds from the sale of common stock).  The total amount paid by the former principal shareholder was $16,525 through the date of the change of control.  In connection with the change of control, the former principal shareholder contributed the amount owed to him by the Company totaling $16,525 back to the capital of the Company.  Since March 31, 2004, new officers and shareholders have advanced the Company $123,671 for the payment of expenses incurred since March 31, 2004.

The Company neither owns nor leases any real or personal property.  Office services are provided without charge by an officer and director of the Company.  Such costs are not significant to the financial statements and accordingly, have not been reflected therein.

NOTE 3 – INCOME TAXES

At December 31, 2013, the Company has net operating losses available for carry forward in the amount of $158,932.  These net operating losses expire starting in 2019 through 2033.  The utilization of the net operating loss carry forward is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized.  No income tax benefit or deferred tax asset has been recorded in the financial statements because it has not yet been determined to be more likely than not that such tax benefits will be realized.  The components of net deferred tax assets and liabilities were as follows at December 31, 2013 and 2012:

	2013	2012
Deferred tax asset - Operating loss carry forwards	$54,037	$48,810
Valuation allowance	(54,037)	(48,810)
Net deferred tax asset	$-	$-

The valuation allowance increased $5,227 and $5,234 during the years ended December 31, 2013 and 2012, respectively.

The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying financial statements for the years ended December 31, 2013 and 2012:

	2013	2012
Income tax benefit at statutory rate (34%)	$5,227	$5,234
Change in valuation allowance	(5,227)	(5,234)
Income tax expense	$-	$-

The Company files tax returns in the U.S. Federal jurisdiction, but is not required to file with any states.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2010.  During the years ended December 31, 2013 and 2012, the Company did not incur or recognize any interest or penalties.